Form 10QSB
period 1996-06-30
D H MARKETING & CONSULTING INC
filed 1996-08-07
CIK 933954

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to ________
          Commission file number  _______________

                      D.H. MARKETING & CONSULTING, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                            88-0330263
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

HC 77 Box 394 B, Routes 6 & 209, Milford, PA 18337          (717) 296-8515
(Address of principal executive offices)           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 1996 the issuer had 1,144,000 shares of common stock outstanding, 988,000 shares of which are restricted and 156,000 shares are free trading. As of July 19, 1996 the issuer had 156 shareholders.

        Transitional Small Business Disclosure Format (Check one);
                     Yes  [ ]    No  [X]

                  PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          See attached Financial Statements for the quarter ending June 30, 1996.

                  D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL REPORT

                             JUNE 30, 1996

                              (Unaudited)

  INDEPENDENT ACCOUNTANT'S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania

The accompanying consolidated balance sheet of D.H. Marketing & Consulting, Inc., and Subsidiary as of June 30, 1996, and the related statement of income for the three months ended June 30, 1996, and six months ended June 30, 1996 and 1995; and statements of stockholders' equity and cash flows for the six months ended June 30, 1996 and 1995, were not audited by us and, accordingly, we do not express an opinion on them.

The consolidated balance sheet as of December 31, 1995, was audited by us and we expressed an unqualified opinion on it in our report dated February 26, 1996, but we have not performed any auditing procedures since that date.

                                      /s/ NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
July 8, 1996

               D.H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1996 & DECEMBER 31, 1995

                                                     1996           1995
                                                  (Unaudited)     (Audited)
                                                  -----------     ----------
          ASSETS

Current Assets
    Cash and Cash Equivalents                   $     388,567     $  171,096
    Accounts Receivable, Net of Allowance
        1996 $2,900; 1995 $2,900                       95,559         47,449
    Other Receivables                                  26,545         20,920
    Inventory                                         295,858        142,268
    Prepaid Expenses                                    2,949          1,201
                                                    ---------      ---------
      Total Current Assets                            809,478        382,934
                                                    _________      _________

Investments                                            18,195         12,400
                                                    _________      _________

Property & Equipment
    Office Furniture & Equipment                       28,086          3,919
      Accumulated Depreciation                       (  3,283)     (   1,020)
                                                    _________      __________
         Net Property & Equipment                      24,803          2,899
                                                    _________      __________

Other Assets
    Organization Costs                                 71,030         71,030
    Client Lists                                       10,000         10,000
                                                    __________      _________
                                                       81,030         81,030
    Less Accumulated Amortization                   (  38,492)      ( 30,389)
                                                    __________      _________
                                                       42,538         50,641
    Deposits                                            3,488            675
                                                    __________      _________
      Net Other Assets                                 46,026         51,316
                                                    __________      _________

          TOTAL ASSETS                          $     898,502      $ 449,549
                                                ==============     ===========


                        SEE NOTES TO FINANCIAL STATEMENTS.
                                        2

             D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                  JUNE 30, 1996 & DECEMBER 31, 1995

                                                     1996           1995
                                                  (Unaudited)     (Audited)
                                                  ___________     ___________

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Current Obligations Under Capital Lease       $     1,058      $        0
   Note Payable - Officer                             20,000               0
   Accounts Payable                                        0           1,268
   Sales Tax Payable                                     363               0
   Accrued Wages                                           0           7,167
   Accrued & Withheld Payroll Taxes                        4             883
   Accrued Expenses                                      675             375
                                                  __________      __________
     Total Current Liabilities                        22,100           9,693
                                                  __________      __________

Long-Term Debt
   Obligation Under Capital Lease                      5,993               0
   Note Payable - Officer                                  0          74,371
                                                  __________      __________
     Total Long-Term Debt                              5,993          74,371
                                                  __________      __________

     Total Liabilities                                28,093          84,064
                                                  __________      __________

Stockholders' Equity
   Common Stock, $.001 Par Value, Authorized
    25,000,000 Shares; 1996 - Issued & Outstanding
    1,144,000 Shares (1,025,000 Shares Restricted,
    144,000 Shares Free Trading) 1995 - Issued &
    Outstanding 1,119,000 Shares (1,000,000 Shares
    Restricted, 119,000 Shares Free Trading)           1,144           1,119
   Additional Paid-In Capital                      1,052,815         734,090
   Accumulated Deficit                           (   183,550)     (  369,724)
                                                  __________      __________
     Total Stockholders' Equity                      870,409         365,485
                                                  __________      __________

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $   898,502      $  449,549
                                                 ===========      ==========


                     SEE NOTES TO FINANCIAL STATEMENTS.
                                    3


              D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1996 &
                   SIX MONTHS ENDED JUNE 30, 1996 & 1995
                                 (Unaudited)

                                                1996              1996              1995
                                                2nd               Year To           Year To
                                                Quarter           Date              Date
                                                __________        ___________       __________

Sales                                           $   413,366       $   616,732       $   36,928
Discounts Taken                                      27,400            26,983                2
                                                ___________       ___________       __________
  Net Sales                                         385,966           589,749           36,926
                                                ___________       ___________       __________

Cost of Goods Sold
  Purchases                                         130,345           189,666           10,401
  Commissions                                             0                 0              875
  Freight-Out                                         2,854             3,849            1,948
  Transportation In                                   1,240             1,422              540
                                                ___________        __________       __________
    Total Cost of Goods Sold                        134,439           194,937           13,764
                                                ___________        __________       __________

Gross Profit                                        251,527           394,812           23,162
                                                ___________        __________       __________

General & Administrative Expenses
  Advertising                                         4,713             9,335            1,153
  Amortization                                        4,051             8,103            8,043
  Bank Charges                                          396               534              329
  Bad Debt                                            1,377             1,377                0
  Depreciation                                        1,181             2,263              332
  Dues & Subscriptions                                  499             1,049              520
  Employee Benefits                                     749               749                0
  Insurance                                             680               680            9,295
  Licenses & Permits                                    100               350            3,900
  Miscellaneous                                      11,741            22,323              140
  Office                                              3,301             6,080            1,102
  Outside Services                                      670             6,312           14,750
  Postage & Printing                                  6,538             9,829            3,098
  Professional Fees                                   5,685            15,197            5,166
  Regulatory Consulting                                   0                 0            1,750
  Rent                                                8,436            16,636            8,995
  Repairs & Maintenance                                 285               285               77
  Salaries & Wages                                   34,359            70,654           26,513
  Consulting Fees                                    11,167            11,425           20,233
  Taxes - Franchise                                       0               649              999
  Taxes - Payroll                                     3,302             7,195            2,956
  Telephone                                          10,846            19,647           10,371
  Travel & Auto                                       3,080             4,254           11,100
                                                 __________         _________        _________
    Total General &
      Administrative Expenses                       113,156           214,926          130,822
                                                 __________         _________        _________

Operating Income (Loss) (Forwarded)              $  138,371         $ 179,886       $( 107,660)
                                                 __________         _________       ___________


                          SEE NOTES TO FINANCIAL STATEMENTS.
                                          4


               D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1996 &
                   SIX MONTHS ENDED JUNE 30, 1996 & 1995
                               (Unaudited)

                                                  1996               1996             1995
                                                  2nd                Year To          Year To
                                                  Quarter            Date             Date
                                                  ___________        ____________     ___________

Operating Income (Loss) (Forwarded)               $   138,371        $   179,886      $(  107,660)
                                                  ___________        ___________      ____________

Other Income (Expense)
  Other Income                                             25              3,942            3,725
  Interest Income                                       1,928              2,654               17
  Interest Expense                                       (229)              (308)            (688)
                                                  ____________       ____________     ____________
    Total Other Income (Expense)                        1,724              6,288            3,054
                                                  ____________       ____________     ____________

NET INCOME (LOSS)                                 $   140,095         $  186,174      $  (104,606)
                                                  ============       ============     ============

NET INCOME (LOSS) PER SHARE                           $.12               $.16              $(.14)
                                                  ============       ============     ============


                      SEE NOTES TO FINANCIAL STATEMENTS.
                                       5


                   D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1996 & 1995
                              (Unaudited)

                                                      Additional      Accumu-
                              Common Stock            Paid-In         lated
                           Shares       Amount        Capital         Deficit         Total
                           ______________________     ____________    ____________    __________

Balance,
  December 31, 1995        1,119,000    $   1,119     $    734,090    $  (369,724)    $   365,485

Net Income                         0            0                0         46,079          46,079
                           _________    _________     ____________    ____________    ___________

Balance, March 31, 1996    1,119,000        1,119          734,090       (323,645)        411,564

Issuance of Common Stock      25,000           25          318,725              0         318,750

Net Income                         0            0                0        140,095         140,095
                           _________    _________     ____________    ____________    ___________

Balance, June 30, 1996     1,144,000    $   1,144     $  1,052,815    $  (183,550)     $  870,409
                           =========    =========     ============    ============    ===========


Balance,
  December 31, 1994        1,000,000    $   1,000     $    196,100    $  (183,642)     $   13,458

Issuances of
  Common Stock                30,000           30           29,970              0          30,000

Stock Issuance Costs                                                      (10,975)        (10,975)

Net Loss                           0            0                0       (104,606)       (104,606)
                           _________    _________     ____________     ___________    ____________

Balance, June 30, 1995     1,030,000    $   1,030     $    226,070     $ (299,223)     $  (72,123)
                           =========    =========     ============     ===========    ============


                      SEE NOTES TO FINANCIAL STATEMENTS.
                                       6

                      D. H. MARKETING & CONSULTING, INC.
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, l996 & 1995
                                 (Unaudited)

                                                                       1996            1995
                                                                   ___________      ____________
Cash Flows from Operating Activities
  Net Income (Loss)                                                $   186,174      $  (104,606)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating Activities:
      Depreciation                                                       2,263              332
      Amortization                                                       8,103            8,043
      Change in Assets & Liabilities
        (Increase) Decrease in:
           Accounts Receivable                                         (48,112)           5,472
           Other Receivables                                            (5,625)               0
           Inventory                                                  (153,590)           1,057
           Commission Advance                                                0            1,500
           Prepaid Expenses                                             (1,748)           3,500
           Deposits                                                     (2,813)               0
        Increase (Decrease) in:
           Accounts Payable                                             (1,268)          13,500
           Accrued Expenses                                             (7,383)             410
                                                                      _________        _________
    Net Cash Used in Operating Activities                              (23,999)         (70,792)
                                                                      _________        _________

Cash Flows from Investing Activities
  Purchase of Investments                                               (5,795)          (6,400)
  Purchase of Property & Equipment                                     (16,792)               0
                                                                      _________        _________
    Net Cash Used in Investing Activities                              (22,587)          (6,400)
                                                                      _________        _________

Cash Flows from Financing Activities
  Cash Overdraft                                                             0           (2,664)
  Proceeds from Note Payable - Officer                                       0           83,007
  Net Proceeds from Issuance of Common Stock                           318,750           19,025
  Principal Payments on Note Payable - Officer                         (54,371)               0
  Principal Payments on Capital Lease Obligations                         (324)               0
                                                                       ________        _________
    Net Cash Provided by Financing Activities                          264,055           99,368

Net Increase in Cash & Cash Equivalents                                217,469           22,176

Cash & Cash Equivalents
  Beginning                                                            171,098                0
                                                                      _________        _________

  Ending                                                            $  388,567         $ 22,176
                                                                    ===========        =========

Supplemental Disclosures of Cash Flow Information
  Cash Payments for Interest                                        $      308         $    688
                                                                    ===========        =========

Supplemental Schedule of Noncash Investing &
  Financing Activities
    Capital Lease Obligations Incurred for
      Use of Equipment                                              $    7,375         $      0
                                                                    ===========        =========


                      SEE NOTES TO FINANCIAL STATEMENTS.
                                       7


                    D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996
                             (Unaudited)

1.  Significant Accounting Policies

  In the opinion of management, all normal recurring adjustments have been reflected which are necessary for a fair statement of results for the interim periods presented.

  Nature of Business
  D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994. On September 29, 1994, the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquir-ing D. H. Marketing & Consulting, Inc., the New York corporation. The Company is engaged in three main areas of business: marketing and distribut-ing of chemical burn cleansing solutions (the solutions have been in use in Europe for five years); the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible asset collectibles; and in a multi-level network marketing structure. The Company markets its products throughout the continental United States and Canada.

  Business Combination
  In December 1994, the Company acquired for cash all of the outstanding shares of Financial Communication Services, Inc. (F.C.S.) The total acquisition cost was $10,000. F.C.S.'s only asset, a client and lead list, is being amortized on a straight-line basis over five years.

  The acquisition has been accounted for as a purchase and results of operations of Financial Communication Services, Inc., since date of acquisition are included in the consolidated financial statements.

  Principles of Consolidation
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and trans-actions have been eliminated in consolidation.

  Cash & Cash Equivalents
  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                      D. H. MARKETING & CONSULTING, INC.
                               AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (Unaudited)

1. Significant Accounting Policies (Continued)

  Inventory
  The total inventory balance is comprised of collectibles and is valued at the lower of cost or market on the specific identification basis.

  Property & Equipment
  Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

  Depreciation is provided generally on a straight-line basis over the estimat-ed service lives of the respective classes of property.

  Other Assets
  Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues.

  Net Income (Loss) Per Share
  Net income (loss) per share is computed using the weighted average number of common shares outstanding during the respective periods. Outstanding shares of common stock were 1,144,000 and 1,119,000 shares, respectively, as of June 30, 1996, and December 31, 1995.

2. Related Party Transactions

  Note Payable - Officer
  The Company has an unsecured, non-interest bearing note payable to an officer and shareholder of the Company in the amount of $20,000 at June 30, 1996. The terms of this note provide for repayment of the note at the discretion of the Company.

  Purchases
  During the six months ended June 30, 1996, the Company purchased $9,575 of collectibles from certain shareholders of the Company.

                       D. H. MARKETING & CONSULTING. INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

3. Major Supplier - Burn Cleansing Solution

  A part of the Company's business is dependent upon the availability of burn cleansing solution available from a sole provider. The loss of this product line would have a materially adverse effect on the Company. At the present time, the Company does not have a signed exclusive sales agreement with this supplier. It is anticipated that an exclusive sales agreement will be signed by the Company and the supplier in the near future. The Company has been the only marketing agent for the supplier in the United States. For the six months ended June 30, 1996 and 1995, all purchases of burn cleansing solution sold were from this supplier. At June 30, 1996 and 1995, there was no payable due the supplier.

4. Major Customer

  During the six months ended June 30, 1996 and 1995, no customer accounted for a sales volume in excess of 10% of total sales.

5. Building Lease

  On February 1, 1996, the Company entered into an agreement to lease a build-ing for two years. The future minimum lease payments required are as follows:

            Year Ending
            June 30,                                    Amount
           _____________                              __________

               1997                                   $ 33,750
               1998                                     19,688
                                                      ---------
                                                      $ 53,438
                                                      =========

  The Company is also responsible for maintenance and capital improvements, and must carry property, fire, and casualty insurance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND
          PLAN OF OPERATION.

                  Management's Discussion and Analysis

Overview

The Company's Initial Public Offering became effective with the Securities Exchange Commission on August 11, 1995. The Company completed its Initial Public Offering October 11, 1995, having sold 119,000 shares and received net proceeds of $537,990.

The proceeds of the Initial Public Offering significantly increased the Company's working capital, cash availability, inventory and general business capabilities. Shares first traded on the NASD Bulletin Board on January 4, 1996 at $5 per share under the symbol "DHMK." At the close of business, June 30, 1996, ending the second quarter of 1996, shares were traded at the closing price of $15 3/8.

The Company is segmented into three distinct operations, consisting of the net-work marketing division, the collectible division and the burn cleansing solution division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia, Canada and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York, to Milford, Pennsylvania.

Selected Financial Data

     Sales                                          1995              1994
                                                   ___________      ___________

     Network Marketing                             $   135,425      $        0
     Collectibles                                       58,500               0
     Burn Cleansing Solution                            50,541          44,200
     Total Operating Revenue                           245,466          44,200
     Net Loss                                         (186,082)       (183,642)

     Net Loss Per Share                                 (.18)            (.23)

                                                     1/1/96-          1/1/95-
     Sales                                           6/30/96          6/30/95
                                                    __________       __________

     Network Marketing                              $  221,934       $   8,200
     Collectibles                                      376,996               0
     Burn Cleansing Solution                            20,813          28,728
     Total Operating Revenue                           589,749          36,926
     Net Income (Loss)                                 186,174        (104,606)

     Net Income (Loss) Per Share                         .16             (.14)

Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852 respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and increased revenues, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted operating income of $41,519 and $140,095 in the first and second quarters of 1996, respectively, which would indicate management's expectations were correct.

Capital Resources

On June 30, 1996, the Company had $898,502 in total current assets, of which $388,567 was held in cash and cash equivalents and $295,858 was held in inven-tory at cost. Approximate total current assets at June 30, 1995 was $129,006, of which $22,176 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses increased from June 30, 1995 to June 30, 1996 from $130,822 to $214,926. The most significant increases were due to increased employment, advertising and general office activity. During the second quarter of 1995, the Company's primary focus was on establishing the appropriate structure of the Company, including work on the Company's Initial Public Offering. Current priorities are concerned directly with generating revenues through the sale of product and creating profitability.

Long Term Debt/Current Liabilities

The Company has an unsecured, non-interest bearing note, payable to an officer and shareholder of the Company in the amount of $20,000 at June 30, 1996. The Company is currently satisfying the note in monthly installments of $2,000, of which 10 payments remain. The Company has also leased office equipment, of which $5,993 is included as long-term debt and $1,058 as current liabilities.

Revenue

Total revenue increased from June 30, 1995 to June 30 ,1996 from $36,926 to $589,749 most significantly, as a result of the Company's collectible and fine art division, representing $376,996 of total revenue. Total revenue from the Company's network marketing division also increased dramatically from $8,200 at June 30, 1995 to $221,934 at June 30, 1996. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products as the system is being built around them.

Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numis-matic Morgan Silver Dollars. Representatives then earn commissions correspond-ing to the sales volume generated at their portion of the network.

The network marketing division was in operation approximately 60% of the 1995 fiscal year. Therefore, principles expect significantly increased revenues in 1996 from this division.

Total sales of the Company's burn cleansing solution remained moderate during the second quarter. The Company stresses sales to Fortune 500 industrial giants, which is an exhausting task, and sales are expected to increase as name recognition and familiarity increase.

Extraordinary expenses relating to the initial formation of the company, purchase of inventory, and Initial Public Offering, caused significant 1st and 2nd Quarter losses in 1995 in excess of $110,000 combined. Through the incorporation of additional products and an increased focus on sales, the loss for the 3rd Quarter substantially decreased to just over $7,000.

Now, having completed the Initial Public Offering, the Company's principles are singularly focused on generating profitability by increasing revenues while maintaining relative expenses. Modest increases in earnings are expected during the next two quarters of the current fiscal year. The Company currently maintains in excess of $520,000 in retail inventory and over $380,000 in cash and cash equivalents. The Company maintains a strong position to expand its current market share and reap significant rewards for its investors, princi-pals, employees and shareholders.

                             Plan of Operation

D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New
York).  D. H. Marketing-New York was organized on January 6, 1994 and has been
actively engaged in business operations since that time.   On September 29,
1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company is segmented into three distinct operations, consisting of the burn-cleansing solution division, network marketing division and the collectible division.

Burn-Cleansing Solution Division

In 1986, the PREVOR Laboratory of Valmondois, France, developed a revolutionary chemical burn-cleansing solution. Unlike current rinsing solutions that dilute chemicals while they continue to burn the skin and eyes, diphoterine absorbs the burning molecules on contact, preventing additional exposure to the skin. Diphoterine is effective on the skin and eyes for burns resulting from caustic acids, bases and solvent. Testimonies from European Fortune 500 Companies credit diphoterine for improving productivity, decreasing absence, preventing permanent injury and improving employee safety.

Diphoterine is effective on the skin and eyes for burns caused by all acids, bases and caustic solvents except white phosphor and hydrofluoric acid. Hexafluorine was developed specifically for use against burns caused by hydro-fluoric acid. Both cleansing solutions have been in use in Europe for five years. European users include Rohm and Haas, IBM, Proctor and Gamble, BASF and DuPont. A Rhone Poulenc five year study showed use of diphoterine decreased both the number of chemical spatters reported and the number of employees requiring emergency treatment due to chemical burns.

Any employee exposed to acids, bases and caustic solvents is at risk of being injured as a result of a chemical spatter. Current good manufacturing practices require cleansing solutions be in close proximity to these employees. But current solutions dilute and wash away only some of the chemical while the remaining chemical continues to attack the body, causing permanent injury and scarring. Diphoterine and hexafluorine are chemical burn-cleansing solutions that will absorb all the caustic chemical, normalizing pH levels and stop the burning within seconds.

There were 60,000 individuals in 1993 requiring emergency treatment due to chemical burns at an average cost of over $50,000. The Company believes that use of diphoterine and hexafluorine in the work place will decrease the number of individuals permanently injured from chemical spatters.

Network Marketing Division

During the second quarter of 1995, The Company became a Representative within Universal Network, Inc,'s Network Marketing system. In the system, repre-sentatives sell products and qualify retail sales centers with items of intrinsic and/or collectible value. In addition, by purchasing these items, representatives are also eligible to earn commission and/or sell products.

At the close of 1995, The Company had earned over $136,00 in commissions and was the third largest dollar earner within the entire system. Due to the number of representatives placed by the Company in 1995, sales and earnings are expected to increase dramatically in 1996. Also, the Company will have a full calendar year to earn commissions with this division, instead of approximately 60% in 1995. As expected, revenue from the network marketing division for the second quarter of 1996 alone was over $115,320. As a result, the Company is now the largest dollar earner within Universal's Network Marketing System.

The network marketing system was developed and is governed by Universal Net-work, Inc., which is unrelated to the Company, other than the representative relationship described above.

Collectible Division

The Company's collectible and fine arts division is involved with the purchase and sale of valuable and rare stamps, coins, fine art and other tangible asset collectibles. Principals of the Company are experts at locating and negotiat-ing transactions to acquire investment-grade collectibles. Clients are then able to purchase these items directly from the Company. By selecting only the most valuable, highest quality, and collectible pieces, both the Company and its clients profit from the transaction.

Total revenue for this division totaled just over $58,000 in 1995. The division also commenced operations late in the second quarter of 1995. The full calendar year will allow for increased revenue in 1996. In addition, the capital currently held by the Company, allows D.H. Marketing to participate in higher dollar value, equally profitable opportunities. Again, as expected, revenue from the collectible division for the second quarter of 1996 alone was over $288,071.

                        PART II- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on June 20, 1996 at The Dimmick Inn in Milford, Pennsylvania for the purpose of electing directors for the year ending December 31, 1996. The election of directors was approved by a vote of 845,600 shares constituting a majority of the shares authorized to vote, there being 1,144,000 authorized to vote and 845,600 shares having voted in favor of the foregoing resolution.

ITEM 5.   OTHER INFORMATION

          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

(a) Exhibits. The following exhibits are filed with or incorporated by reference in this report.

The Exhibits required by Item 6 are incorporated by reference in the Registration Statement File No. 33-91240 filed with the SEC on April 14, 1995 and Amendments No. 1 through 4 filed in connection therewith.

Exhibit     Description and Method of Filing
No.
2.0         The Merger Agreement entered into by and between D.H. Marketing &
            Consulting, Inc. a New York Corporation, and the Registrant, dated
            September 29, 1994, filed with the Nevada Secretary of State,
            November 10, 1994.  (Filed with SEC on April 14, 1995, in
            Registration Statement.)

3.0 Certificate of Incorporation of the Registrant, consisting of Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

3.1 By-Laws of the Registrant, dated September 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

3.2 Articles of Incorporation for FCS Financial Communication Services Inc., filed in the Province of British Columbia, dated October 12, 1994. (Filed with SEC on April 14, 1995, in Registration State-ment.)

10.0 Engagement Letter between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Max C. Tanner, Esquire, dated July 18, 1994. (Filed with SEC on April 14, 1995, in Registration State-ment.)

10.1 Stock Redemption Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David D. Hagen, dated October 24, 1994. (Filed with SEC on April 14, 1995, in Registration State-ment.)

10.2 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and All Safety and Supply, dated August 17, 1994. (Filed with SEC on April 14, 1995, in Registration State-ment.)

10.3 Sales Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Jack Yee, dated July 6, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.4 Regional Sales Manager Agreement for the Western Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Billy
            J. Richardson, dated June 24, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.5 Regional Sales Manager Agreement for the Northwest Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David J. Miller, dated August 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.6 Marketing Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Leon Barnett & Associates. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.7 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Demoore Products & Services. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.8 Promissory Note for the amount of $87,500.00 between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David D. Hagen, dated February 9, 1995. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.9 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Hazmat Medical Associates, LTD., dated July 26, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.10 Regional Sales Manager Agreement for the Northeast Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation and David J. Miller, dated August 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.11 Employment Contract Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Steven Olivieri. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.12 Independent Contractor Agreement between D.H. Marketing & Consult-ing, Inc., a Nevada Corporation and Stevie Holland. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.13 Installation and Support of Accounting System Contract and Managerial Support Contract between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Runes Corporation, a Pennsylvania Corporation, dated December 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.14 Amended Regional Sales Manager Agreement for the Western Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Billy J. Richardson, dated February 21, 1995. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.15 Fund Escrow Agreement between Brighton Bank, and D.H. Marketing & Consulting, Inc., a Nevada Corporation, dated May 1995. (Filed in Amendment No. 1 to Registration Statement.)

10.16 Selected Dealer Agreement. (Filed in Amendment No. 1 to Registration Statement.)

10.17 Selected Dealer Agreement - Revised. (Filed in Amendment No. 2 to Registration Statement.)

23.1 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated May 19, 1995, to the publication of their report, dated May 19, 1995. (Filed in Amendment No. 1 to Registration Statement.)

23.2 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated May 19, 1995 to the publication of their report, dated May 19, 1995. (Filed in Amendment No. 1 to Registration Statement.)

23.3 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated June 30, 1995, to the publication of their report, dated December 31, 1994. (Filed in Amendment No. 2 to the Registration State-ment.)

23.4 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated August 3, 1995, to the publication of their report, dated December 31, 1994, and March 31, 1995 and 1994. (Filed with Amendment No. 3 to the Registration Statement.)

23.5 Consent of the Accountants, Niessen, Dunlap & Pritchard, P.C., dated August 8, 1995, to the publications of their report, dated December 31, 1994, and March 31, 1995 & 1994. (Filed with Amendment No. 4 to the Registration Statement.)

23.6 Consent of the Accountants, Niessen, Dunlap & Pritchard, P.C., dated March 15, 1996 to the publications of their report, dated February 26, 1996 and December 31, 1995 & 1994. (Filed with SEC on April 1, 1996 Form 10-KSB.)

23.7 Consent, dated April 26, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated April 4, 1996. (Filed with SEC on May 1, 1996 Form 10-QSB.)

23.8 Consent, dated July 30, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated July 8, 1996, in this Form 10-QSB

(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ending 6/30/96.


                            SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


August 1, 1996            By:/s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer