Form 10QSB/A
period 1996-06-30
D H MARKETING & CONSULTING INC
filed 1996-10-16
CIK 933954

FORM 10-QSB\A
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

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



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


October 15, 1996          By:/s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer