Form 10QSB
period 1996-09-30
D H MARKETING & CONSULTING INC
filed 1996-11-06
CIK 933954

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

                             Yes [X]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 1996 the issuer had 1,152,960 shares of common stock outstanding, 899,960 shares of which are restricted and 253,000 shares are free trading. As of November 5, 1996 the issuer had 183 shareholders.

        Transitional Small Business Disclosure Format (Check one);
                     Yes  [ ]    No  [X]

                  PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          See attached Financial Statements for the quarter ending September 30, 1996.

                  D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL REPORT

                          SEPTEMBER 30, 1996

                              (Unaudited)

Niessen, Dunlap & Pritchard, P.C.
Certified Public Accountants & Business Consultants
590 Bethlehem Pike
P.O. Box 606
Colmar, PA  18915-0606
Phone (215) 997-7200
Fax (215) 997-7295


  INDEPENDENT ACCOUNTANT'S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania

The accompanying consolidated balance sheet of D.H. Marketing & Consulting, Inc., and Subsidiary as of September 30, 1996, and the related consolidated statement of income for the three months ended September 30, 1996, and nine months ended September 30, 1996 and 1995; and consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995, were not audited by us and, accordingly, we do not express an opinion on them.

The consolidated balance sheet as of December 31, 1995, was audited by us and we expressed an unqualified opinion on it in our report dated February 26, 1996, but we have not performed any auditing procedures since that date.

                                      /s/  NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
October 3, 1996

               D.H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1996 & DECEMBER 31, 1995

                                                     1996           1995
                                                  (Unaudited)     (Audited)
                                                  ___________     __________
          ASSETS

Current Assets
    Cash and Cash Equivalents                   $     361,849     $  171,096
    Accounts Receivable, Net of Allowance
        1996 $2,900; 1995 $2,900                      292,466         47,449
    Other Receivables                                  48,916         20,920
    Inventory                                         249,095        142,268
    Prepaid Expenses                                    3,814          1,201
                                                    _________      _________
      Total Current Assets                            956,140        382,934
                                                    _________      _________

Investments                                           482,090         12,400
                                                    _________      _________

Property & Equipment
    Office Furniture & Equipment                       28,086          3,919
      Accumulated Depreciation                       (  4,464)     (   1,020)
                                                    _________      __________
         Net Property & Equipment                      23,622          2,899
                                                    _________      __________

Other Assets
    Organization Costs                                 71,030         71,030
    Client Lists                                       10,000         10,000
                                                    __________      _________
                                                       81,030         81,030
    Less Accumulated Amortization                   (  42,543)      ( 30,389)
                                                    __________      _________
                                                       38,487         50,641
    Deposits                                            3,488            675
                                                    __________      _________
      Net Other Assets                                 41,975         51,316
                                                    __________      _________

          TOTAL ASSETS                          $   1,503,827      $ 449,549
                                                ==============     ===========


                        SEE NOTES TO FINANCIAL STATEMENTS.
                                        3

              D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1996 & DECEMBER 31, 1995

                                                     1996           1995
                                                  (Unaudited)     (Audited)
                                                  ___________     ___________

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
   Current Obligations Under Capital Lease       $     1,092      $        0
   Note Payable - Officer                             14,000               0
   Accounts Payable                                  150,000           1,268
   Sales Tax Payable                                     417               0
   Accrued Wages                                       5,381           7,167
   Accrued & Withheld Payroll Taxes                        0             883
   Accrued Expenses                                      775             375
   Accrued Income Taxes                               59,400               0
                                                  __________      __________
     Total Current Liabilities                       231,065           9,693
                                                  __________      __________

Long-Term Debt
   Obligation Under Capital Lease                      5,707               0
   Note Payable - Officer                                  0          74,371
                                                  __________      __________
     Total Long-Term Debt                              5,707          74,371
                                                  __________      __________

     Total Liabilities                               236,772          84,064
                                                  __________      __________

Stockholders' Equity
   Common Stock, $.001 Par Value, Authorized
    25,000,000 Shares; 1996 - Issued & Outstanding
    1,152,960 Shares (937,960 Shares Restricted,
    215,000 Shares Free Trading) 1995 - Issued &
    Outstanding 1,119,000 Shares (1,000,000 Shares
    Restricted, 119,000 Shares Free Trading)           1,153           1,119
   Additional Paid-In Capital                      1,230,886         734,090
   Accumulated Earnings (Deficit)                     35,016      (  369,724)
                                                  __________      __________
     Total Stockholders' Equity                    1,267,055         365,485
                                                  __________      __________

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 1,503,827      $  449,549
                                                 ===========      ==========


                     SEE NOTES TO FINANCIAL STATEMENTS.
                                    4

              D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                  THREE MONTHS ENDED SEPTEMBER 30, 1996 &
                NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                                 (Unaudited)

                                      1996         1996          1995
                                      3rd          Year To       Year To
                                      Quarter      Date          Date
                                      __________   ___________   __________

Sales                                 $   411,128  $ 1,027,860   $  114,441
Discounts Taken                            14,000       40,983            2
                                      ___________  ___________   __________
  Net Sales                               397,128      986,877      114,439
                                      ___________  ___________   __________

Cost of Goods Sold
  Purchases                               109,067      298,733       18,951
  Commissions                                   0            0          875
  Freight-Out                               2,954        6,803        3,392
  Transportation In                         1,302        2,724          701
                                      ___________   __________   __________
    Total Cost of Goods Sold              113,323      308,260       23,919
                                      ___________   __________   __________

Gross Profit                              283,805      678,617       90,520
                                      ___________   __________   __________

General & Administrative Expenses
  Advertising                               7,304       16,639        2,547
  Amortization                              4,052       12,155       12,064
  Bank Charges                                 75          609        1,061
  Bad Debt                                      0        1,377            0
  Depreciation                              1,181        3,444          498
  Dues & Subscriptions                (        77)         972          595
  Employee Benefits                           475        1,224            0
  Insurance                                   599        1,279       12,797
  Licenses & Permits                            0          350        5,455
  Miscellaneous                             7,778       30,101          940
  Office                                    4,306       10,386        2,689
  Outside Services                          1,938        8,250       20,850
  Postage & Printing                        4,412       14,241        8,141
  Professional Fees                         4,633       19,830       10,191
  Regulatory Consulting                         0            0        1,750
  Rent                                      8,436       25,072       11,696
  Repairs & Maintenance                       321          606          154
  Salaries & Wages                         33,709      104,363       35,200
  Consulting Fees                           7,450       18,875       30,514
  Taxes - Franchise                           448        1,097          999
  Taxes - Payroll                           2,620        9,815        3,277
  Taxes - Other                             1,020        1,020            0
  Telephone                                13,933       33,580       18,389
  Travel & Auto                             4,116        8,370       16,900
                                       __________    _________    _________
    Total General &
      Administrative Expenses             108,729      323,655      196,707
                                       __________    _________    _________

Operating Income (Loss) (Forwarded)    $  175,076    $ 354,962   $( 106,187)
                                       __________    _________   ___________


                          SEE NOTES TO FINANCIAL STATEMENTS.
                                          5

               D. H. MARKETING & CONSULTING, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME
                  THREE MONTHS ENDED SEPTEMBER 30, 1996 &
                NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                               (Unaudited)

                                        1996          1996         1995
                                        3rd           Year To      Year To
                                        Quarter       Date         Date
                                        ___________   ___________  __________

Operating Income (Loss) (Forwarded)     $   175,076   $   354,962  $(  106,187)
                                        ___________   ___________  ___________

Other Income (Expense)
  Other Income/Consultation Fees            100,000       103,942        5,825
  Recovery of Commission Advance                  0             0       13,100
  Interest Income                             3,112         5,766           17
  Interest Expense                             (222)         (530)        (828)
                                        ____________  ____________  ___________
    Total Other Income (Expense)            102,890       109,178       18,114
                                        ____________  ____________  ___________

Net Income (Loss) Before Income Taxes       277,966       464,140      (88,073)
                                        ____________  ____________  ___________

Income Taxes
  Federal                                    13,000        13,000            0
  State                                      46,400        46,400            0
                                        ------------  ------------  -----------
    Total Income Taxes                       59,400        59,400            0
                                        ------------  ------------  -----------

NET INCOME (LOSS)                       $   218,566   $   404,740   $  (88,073)
                                        ============  ============  ===========

NET INCOME (LOSS) PER SHARE                 $.19          $.36          $(.10)
                                        ============  ============  ===========


                      SEE NOTES TO FINANCIAL STATEMENTS.
                                       6

                   D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                              (Unaudited)

                                                        Accumu-
                                            Additional  lated
                            Common Stock    Paid-In     Earnings
                         Shares     Amount  Capital     (Deficit)   Total
                         _________________  __________  __________  __________

Balance,
 December 31, 1995       1,119,000  $1,119  $  734,090  $(369,724)  $  365,485

Issuance of Common Stock    33,960      34     496,796          0      496,830

Net Income                       0       0           0    404,740      404,740
                         _________  ______  __________  _________   __________

Balance,
 September 30, 1996      1,152,960  $1,153  $1,230,886     35,016   $1,267,055
                         =========  ======  ==========  =========   ==========



Balance,
  December 31, 1994      1,000,000  $1,000  $  196,100  $(183,642)  $   13,458

Issuances of
  Common Stock              30,000      30      26,870          0       26,900

Stock Issuance Costs             0       0           0    (22,591)     (22,591)

Net Loss                         0       0           0    (88,073)     (88,073)
                         _________  ______  __________  __________  ___________

Balance,
 September 30, 1995      1,030,000  $1,030  $  222,970  $(294,306)  $  (70,306)
                         =========  ======  ==========  ==========  ===========


                      SEE NOTES TO FINANCIAL STATEMENTS.
                                       7

                      D. H. MARKETING & CONSULTING, INC.
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, l996 & 1995
                                 (Unaudited)

                                                             1996       1995
                                                          _________  _________

Cash Flows from Operating Activities
 Net Income (Loss)                                        $ 404,740  $ (88,073)
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Operating Activities:
   Depreciation                                               3,444        498
   Amortization                                              12,155     12,064
   Change in Assets & Liabilities
    (Increase) Decrease in:
      Accounts Receivable                                  (245,017)      (291)
      Other Receivables                                     (27,996)    (2,479)
      Inventory                                            (106,827)     1,474
      Commission Advance                                          0      1,500
      Prepaid Expenses                                       (2,613)     3,500
      Deposits                                               (2,813)         0
    Increase (Decrease) in:
      Accounts Payable                                      148,732     25,920
      Accrued Expenses                                       (1,852)         0
      Accrued Income Taxes                                   59,400     (1,083)
                                                           _________  ________
  Net Cash Provided by (Used in) Operating Activities       241,353    (46,970)
                                                           _________  _________

Cash Flows from Investing Activities
 Purchase of Investments                                   (291,610)    (6,400)
 Purchase of Property & Equipment                           (16,792)         0
                                                           _________  _________
  Net Cash Used in Investing Activities                    (308,402)    (6,400)
                                                           _________  _________

Cash Flows from Financing Activities
 Cash Overdraft                                                   0     (2,664)
 Proceeds from Note Payable - Officer                             0     83,007
 Net Proceeds from Issuance of Common Stock                 318,750      4,309
 Principal Payments on Note Payable - Officer               (60,371)         0
 Principal Payments on Capital Lease Obligations               (577)         0
                                                           _________  _________
  Net Cash Provided by Financing Activities                 257,802     84,652
                                                           _________  _________

Net Increase in Cash & Cash Equivalents                     190,753     31,282

Cash & Cash Equivalents
 Beginning                                                  171,096          0
                                                           _________  _________

 Ending                                                    $361,849   $ 31,282
                                                           =========  =========


                      SEE NOTES TO FINANCIAL STATEMENTS.

                    D. H. MARKETING & CONSULTING, INC.
                            AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                                (UNAUDITED)

                                                          1996        1995
                                                        _________   _________

Supplemental Disclosures of Cash Flow Information
 Cash Payments for Interest                             $     530   $     828
                                                        =========   =========

Supplemental Schedule of Noncash Investing &
 Financing Activities
  Capital Lease Obligations Incurred for
   Use of Equipment                                     $   7,375   $       0
                                                        =========   =========

  Purchase of Investment Through
   Issuance of Company Stock                            $ 178,080   $       0
                                                        =========   =========



                         SEE NOTES TO FINANCIAL STATEMENTS.
                                         9

                    D. H. MARKETING & CONSULTING, INC.
                              AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                               (Unaudited)

1.  Significant Accounting Policies

    In the opinion of management, all normal recurring adjustments have been reflected which are necessary for a fair statement of results for the interim periods presented.

    Nature of Business
    D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994. On September 29, 1994, the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing & Consulting, Inc., the New York corporation. The Company is engaged in three main areas of business: marketing and distributing of chemical burn cleansing solutions (the solutions have been in use in Europe for five years); the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible asset collectibles; and in a multi-level network marketing structure. The Company markets its products throughout the continental United States and Canada.

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

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash & Cash Equivalents
    For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                      D. H. MARKETING & CONSULTING, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (Unaudited)

1.  Significant Accounting Policies (Continued)

    Inventory
    The total inventory balance is comprised of collectibles and is valued at the lower of cost or market on the specific identification basis.

    Property & Equipment
    Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

    Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

    Other Assets
    Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues.

    Net Income (Loss) Per Share
    Net income (loss) per share is computed using the weighted average number of common shares outstanding during the respective periods. Outstanding shares of common stock were 1,152,960 and 1,030,000 shares, respectively, as of September 30, 1996, and September 30, 1995.

2.  Related Party Transactions

    Note Payable - Officer
    The Company has an unsecured, non-interest bearing note payable to an officer and shareholder of the Company in the amount of $14,000 at September 30, 1996. The terms of this note provide for repayment of the note at the discretion of the Company.

    Purchases
    During the nine months ended September 30, 1996, the Company purchased $49,075 of collectibles from certain shareholders of the Company.

                       D. H. MARKETING & CONSULTING. INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

3.  Major Customer

    During the nine months ended September 30, 1996 and 1995, no customer accounted for a sales volume in excess of 10% of total sales.

4.  Building Lease

    On February 1, 1996, the Company entered into an agreement to lease a building for two years. The future minimum lease payments required are as follows:

            Year Ending
            September 30,                               Amount
           _______________                            __________

               1997                                   $ 33,750
               1998                                     13,125
                                                      _________
                                                      $ 46,875
                                                      =========

    The Company is also responsible for maintenance and capital improvements, and must carry property, fire, and casualty insurance.

5.  Investments

    On September 2, 1996, the Company purchased 42% of the outstanding stock of a company involved in the manufacturing of electronic and electro-mechanical assemblies. The Company paid $285,815 in cash and issued 8,960 shares of stock for a total investment of $463,895.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND
          PLAN OF OPERATION.

                  Management's Discussion and Analysis

Overview

The Company's Initial Public Offering became effective with the Securities Exchange Commission on August 11, 1995. The Company completed its Initial Public Offering October 11, 1995, having sold 119,000 shares and received net proceeds of $537,990.

The proceeds of the Initial Public Offering significantly increased the Company's working capital, cash availability, inventory and general business capabilities. Shares first traded on the NASD Bulletin Board on January 4, 1996 at $5 per share under the symbol "DHMK." At the close of business, September 30, 1996, ending the third quarter of 1996, shares were traded at the closing price of $24.

The Company is segmented into three distinct operations, consisting of the network marketing division, the collectible division and the burn cleansing solution division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia, Canada and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York, to Milford, Pennsylvania.

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

Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and increased revenues, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted operating income of $41,519, $140,095 and $218,566 in the first, second and third quarters of 1996, respectively, which would indicate management's expectations were correct.

Capital Resources

On September 30, 1996, the Company had $1,503,287 in total current assets, of which $361,849 was held in cash and cash equivalents and $249,095 was held in inventory at cost. Approximate total current assets at September 30, 1995 was $61,870 of which $31,281 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses increased from September 30, 1995 to September 30, 1996 from $196,707 to $323,655. The most significant increases were due to increased employment, advertising and general office activity. During the third quarter of 1995, the Company's primary focus was on establishing the appropriate structure of the Company, including work on the Company's Initial Public Offering. Current priorities are concerned directly with generating revenues through the sale of product and creating profitability.

Long Term Debt/Current Liabilities

The Company has an unsecured, non-interest bearing note, payable to an officer and shareholder of the Company in the amount of $14,000 at September 30, 1996. The Company is currently satisfying the note in monthly installments of $2,000, of which 7 payments remain. The Company has also leased office equipment, of which $5,707 is included as long-term debt and $1,092 as current liabilities.

Revenue

Total revenue increased from September 30, 1995 to September 30 ,1996 from $114,439 to $986,877 most significantly, as a result of the Company's collectible and fine art division, representing $645,186 of total revenue. Total revenue from the Company's network marketing division also increased dramatically from $72,856 at September 30, 1995 to $354,179 at September
30, 1996. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products as the system is being built around them.

Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives then earn commissions corresponding to the sales volume generated at their portion of the network.

The network marketing division was in operation approximately 60% of the 1995 fiscal year. Therefore, principles expect significantly increased revenues in 1996 from this division.

Total sales of the Company's burn cleansing solution remained moderate during the third quarter. The Company stresses sales to Fortune 500 industrial giants, which is an exhausting task, and sales are expected to increase as name recognition and familiarity increase.

Extraordinary expenses relating to the initial formation of the company, purchase of inventory, and Initial Public Offering, caused significant 1st and 2nd Quarter losses in 1995 in excess of $110,000 combined. Through the incorporation of additional products and an increased focus on sales, the loss for the 3rd Quarter substantially decreased to just over $7,000.

Now, having completed the Initial Public Offering, the Company's principles are singularly focused on generating profitability by increasing revenues while maintaining relative expenses. The Company currently maintains in excess of $535,000 in retail inventory and over $360,000 in cash and cash equivalents. The Company maintains a strong position to expand its current market share and reap significant rewards for its investors, principals, employees and shareholders.

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

Network Marketing Division

During the second quarter of 1995, The Company became a Representative within Universal Network, Inc,'s Network Marketing system. In the system, representatives sell products and qualify retail sales centers with items of intrinsic and/or collectible value. In addition, by purchasing these items, representatives are also eligible to earn commission and/or sell products.

At the close of 1995, The Company had earned over $136,00 in commissions and was the third largest dollar earner within the entire system. Due to the number of representatives placed by the Company in 1995, sales and earnings are expected to increase dramatically in 1996. Also, the Company will have a full calendar year to earn commissions with this division, instead of approximately 60% in 1995. As expected, revenue from the network marketing division for the third quarter of 1996 alone was over $132,245, totalling $354,179 for 1996 year-to-date. As a result, the Company is now the largest dollar earner within Universal's Network Marketing System.

The network marketing system was developed and is governed by Universal Network, Inc., which is unrelated to the Company, other than the representative relationship described above.

Collectible Division

The Company's collectible and fine arts division is involved with the purchase and sale of valuable and rare stamps, coins, fine art and other tangible asset collectibles. Principals of the Company are experts at locating and negotiating transactions to acquire investment-grade collectibles. Clients are then able to purchase these items directly from the Company. By selecting only the most valuable, highest quality, and collectible pieces, both the Company and its clients profit from the transaction.

Total revenue for this division totaled just over $58,000 in 1995. The division also commenced operations late in the second quarter of 1995. The full calendar year will allow for increased revenue in 1996. In addition, the capital currently held by the Company, allows D.H. Marketing to participate in higher dollar value, equally profitable opportunities. Again, as expected, revenue from the collectible division for the third quarter of 1996 alone was over $268,190, totalling $645,186 for 1996 year-to-date.

                        PART II- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES

On August 30, 1996, the Company purchased 42% of the issued and outstanding stock of Qualtronics Corporation, Inc., whereby it issued, in reliance upon
Section 4(2) of the Securities Act of 1933, to 28 shareholders of Qualtronics Corporation, Inc. 8,960 shares of restricted common stock, valued at $19.875 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

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

3.1 By-Laws of the Registrant, dated September 8, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

3.2 Articles of Incorporation for FCS Financial Communication Services Inc., filed in the Province of British Columbia, dated October 12, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.0 Engagement Letter between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Max C. Tanner, Esquire, dated July 18, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.1 Stock Redemption Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David D. Hagen, dated October 24, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

10.2 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and All Safety and Supply, dated August 17, 1994. (Filed with SEC on April 14, 1995, in Registration Statement.)

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

23.3 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated June 30, 1995, to the publication of their report, dated December 31, 1994. (Filed in Amendment No. 2 to the Registration Statement.)

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

23.8 Consent, dated July 30, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated July 8, 1996. (Filed with SEC on August 7, 1996 Form 10-QSB and on October 16, 1996 Form 10-QSB/A.)

23.9 Consent, dated October 21, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated October 3, 1996, in this Form 10-QSB.

(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ending 9/30/96.


                            SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


November 5, 1996          By:/s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer