Form 10KSB
period 1996-12-31
D H MARKETING & CONSULTING INC
filed 1997-03-27
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                D.H. MARKETING & CONSULTING, INC.
          (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

HC 77 394 B Route 209 Milford, PA                 18337-9444
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (717) 296-8515

Securities registered pursuant to Section 12(b) of the Exchange Act:
     Title of each class           Name of exchanges on which registered
     (None)                        (None)

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock (Par Value $.001 Per Share as of 12/31/96)(Effective
     February 25, 1997, the Issuer has undertaken a Three for One Forward Stock Split, pursuant to which the Par Value changed to $.0003 Per Share)
                     (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 1996, were $2,017,356, net of discounts.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1997, was $9,365,606.25.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 18, 1997, the issuer has 3,955,341 outstanding shares of its $.0003 par value Common Stock, after the undertaking of a Three for One Forward Stock Split, effective February 25, 1997.

     The following documents are incorporated by reference

           TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

Item 1    Description of Business
Item 2    Description of Property
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

PART II

Item 5    Market for Registrants' Common Equity and Related Stockholder Matters
Item 6    Management's Discussion and Analysis
Item 7    Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act
Item 10   Executive Compensation
Item 11   Security Ownership of Certain Beneficial Owners and Management
Item 12   Certain Relationships and Related Transactions
Item 13   Exhibits and Index

                             PART I

ITEM 1 - BUSINESS

     D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New York). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29, 1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company is segmented into four distinct operations, consisting of the burn-cleansing solution division, network marketing division, collectible & fine art division and the acquisitions & consulting division.

Burn-Cleansing Solution Division

     In 1986, the PREVOR Laboratory of Valmondois, France, developed a revolutionary chemical burn cleaning solution. Unlike current rinsing solutions that dilute chemicals while they continue to burn the skin and eyes, diphoterine absorbs the burning molecules on contact, preventing additional exposure to the skin. Diphoterine is effective on the skin and eyes for burns resulting from caustic acids, bases and solvent. Testimonies from European Fortune 500 Companies credit diphoterine for improving productivity, decreasing absence, preventing permanent injury and improving employee safety.

     Diphoterine is effective on the skin and eyes for burns caused by all acids, bases and caustic solvents except white phosphor and hydrofluoric acid. Hexafluorine was developed specifically for use against burns caused by hydrofluoric acid. Both cleansing solutions have been in use in Europe for five years. European users include Rohm and Haas, IBM, Proctor and Gamble, BASF and DuPont. A Rhone Poulenc five year study showed use of diphoterine decreased both the number of chemical spatters reported and the number of employees requiring emergency treatment due to chemical burns.

     Any employee exposed to acids, bases and caustic solvents is at risk of being injured as a result of a chemical spatter. Current good manufacturing practices require cleansing solutions be in close proximity to these employees, but current solutions dilute and wash away only some of the chemical while the remaining chemical continues to attack the body, causing permanent injury and scarring. Diphoterine and hexafluorine are chemical burn cleansing solutions that will absorb all the caustic chemical, normalize pH levels and stop the burning within seconds.

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

     At the close of 1995, the Company had earned over $136,00 in commissions and was the third largest dollar earner within the entire system. At the close of 1996, the Company had earned over $550,000 in commissions and was the largest dollar earner within the entire system.

     The network marketing system was developed and is governed by Universal Network, Inc., also known as Universal Network of America, Inc.

Collectible Division

     The Company's collectible and fine art division is involved with the purchase and sale of valuable and rare stamps, coins, fine art and other tangible asset collectibles. Principals of the Company are experts at locating and negotiating transactions to acquire investment-grade collectibles. Clients are then able to purchase these items directly from the Company. By selecting only the most valuable, highest quality, and most collectible pieces, both the Company and its clients profit from the transaction.

     Total revenue for this division totaled just over $58,000 in 1995 and over $1,172,698 in 1996. The substantial increase in sales was partially attributable to time. This division commenced activity already one half way through 1995. However, this gain in sales is more attributable to the Company's increased ability to participate in more sizable and profitable activities as a result of its increased asset base and cash position.

Acquisitions and Consulting Division

     The Acquisitions and Consulting Division commenced activities late in the third quarter of 1996, acquiring 42% of Qualtronics Corporation, Inc., a contract manufacturer of electromechanical and electronic devices, as well as providing consultation services to Universal Network, Inc. and Qualtronics Corporation, Inc.

     The Company is looking for this division to expand significantly in 1997, as the Collectible and Fine Art Division did from 1995 to 1996. The Company is looking to acquire additional small growth oriented companies, in addition to commercial real estate, as well as continuing to provide general consultation services.


ITEM 2 - PROPERTIES

     As of February 1, 1996, the Company is currently leasing approximately 2,600 square feet in Milford, Pennsylvania at an annual cost of $33,750. The current lease expires January 31, 1998.

     The Company also occupies approximately 1,500 square feet of space in Las Vegas, Nevada to house the West Coast Relations Office for which the Company pays $500.00 per month. In addition, the Company has plans to re-open an office in Vancouver, British Columbia for its Canadian subsidiary, FCS, and expects a monthly rental fee of $400.00 Canadian currency for approximately 1,000 square feet.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Holders of the Common Stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will not be able to elect all of the directors of the Company and the minority shareholders will not be able to elect a representative to the Company's Board of Directors.

                      PART II- OTHER INFORMATION


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the NASD electronic Bulletin Board, under the symbol "DHMK", since January 4, 1996. As a result of a three for one forward stock split effective February 25, 1997, the symbol was temporarily changed to "DHMG." The Company has intentions of changing the symbol permanently to "DHMC" by April 1, 1997.

     Trading Prices - The following table shows the range of high and low trading prices for the months of 1996, as reported by the National Associations of Securities Dealers. (Such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.)

     There was no activity for the year of 1995. D. H. Marketing & Consulting began trading in January of 1996.

     These prices DO NOT reflect the three for one forward stock split effective February 25, 1997.

                              Trading Prices

                              Common Stock

Month Ended                   High           Low

January 31, 1996              $ 8            $ 5
February 29, 1996             $ 9 3/8        $ 7 1/8
March 29, 1996                $ 10 7/8       $ 8 15/16
April 30, 1996                $ 13 3/8       $ 10 3/8
May 31, 1996                  $ 14 1/8       $ 12 7/8
June 28, 1996                 $ 15 3/4       $ 13 1/2
July 31, 1996                 $ 17 3/8       $ 15 1/4
August 30, 1996               $ 20 1/8       $ 16 7/8
September 30, 1996            $ 24           $ 19 5/8
October 31, 1996              $ 27 1/2       $ 23 3/4
November 29, 1996             $ 31 7/8       $ 27
December 31, 1996             $ 32 3/4       $ 26 1/2

(b) Stockholders - To date, the Company has approximately 185 holders of record of the Company's Common Stock.

(c) Dividends - To date, no dividends have been paid by the Company and the Company does not anticipate paying dividends on its Common Stock in the foreseeable future, but plans to retain earnings, if any, for the operation and expansion of its business.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The Company's Initial Public Offering became effective with the Securities Exchange Commission on August 11, 1995. The Company completed its initial public offering October 11, 1995, having sold 119,000 shares and received net proceeds of $537,990.

The proceeds of the Initial Public Offering significantly increased the Company's working capital, cash availability, inventory and general business capabilities. Shares first traded on the NASD Bulletin Board on January 4, 1996 at $5 per share under the symbol "DHMK." As a result of a three for one forward stock split effective February 25, 1997, the symbol was temporarily changed to "DHMG." The Company has intentions of changing the symbol permanently to "DHMC" by April 1, 1997.

The Company is segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, Acquisitions and Consulting Division and the Burn Cleansing Solution Division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York to Milford, Pennsylvania. During the fourth quarter of 1996, the Company opened a West Coast Relations Office in Las Vegas, Nevada and has plans to reopen its offices in Vancouver, British Columbia during the second quarter of 1997.

Selected Financial Data
     Sales                                 1996        1995        1994
                                           __________  __________  __________
     Network Marketing                     $  556,393  $  136,425  $        0
     Collectibles                           1,172,698      58,500           0
     Burn Cleansing Solution                   38,265      50,541      44,200
     Acquisitions & Consulting                250,000           0           0
     Total Operating Revenue,
         Less Discounts                     1,767,356     245,466      44,200
     Net Gain (Loss) Before Income Taxes      917,970    (186,082)   (183,642)

     Net Gain (Loss) Per Share Before           .80         (.18)      (.22)
          Income Taxes


Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital and formulated its business plan, establishing market penetration and presence, and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852 respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. As a result of this Initial Public Offering and most attributable to the subsequent earnings of the Company throughout 1996, the Company's operating needs are more than adequately met with the current level of sales. Total Current Assets as of December 31, 1996 totaled $1,512,321.

Capital Resources

On December 31, 1995, the Company had $382,934 in total current assets, of which $171,098 was held in cash and cash equivalents and $142,268 was held in inventory at the lower of cost or market.

On December 31, 1996, the Company managed to increase total current assets to $1,512,321, of which $147,572 was held in cash and cash equivalents, $253,902 was held in Certificates of Deposit, $462,026 was held in Accounts Receivable net of allowances and $496,776 was in inventory at the lower of cost or market.

Cash Expenditures

Total general and administrative expenses increased from 1994 to 1995 from $183,193 to $380,000. The most significant expenditures were Salaries and Wages, Outside Services and Consulting Fees, most of which indirectly related to the Company's Initial Public Offering. The Company had previously reported total general and administrative expenses for 1995 of $366,900. However, a change in accounting policy reallocated a prior Credit of Commission advance from General and Administrative Expenses to Other Income. There is no net effect on earnings.

Total general and administrative expenses increased from 1995 to 1996 from $380,000 to $528,038. The most significant increases in expenditures were directly related to the Company's increased sales activity and business operation, including Salaries and Wages, Office Expenditures and Requalification of the Company's network marketing sales centers.

Long Term Debt

The Company has satisfactorily retired all Long Term Debt.

Revenue

Total revenue increased from 1994 to 1995 from $44,200 to $245,466 most significantly as a result of the Company's network marketing division, representing $136,425 of total revenue. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or product as the system is being built around them.

Items that can be purchased include jewelry, authentic leafs from the First Edition of Noah Webster's American Dictionary of the English Language, authentic leafs from original issue King James Bible and collectible numismatic Morgan Silver dollars. Representatives then earn commissions corresponding to the sale volume generated at their portion of the network.

Total revenue, less discounts, increased from 1995 to 1996 from $245,466 to $1,767,356, most significantly as a result of an increase in network marketing sales from $136,425 to $556,393 and an increase in collectible sales from $58,500 to $1,172,698. The Company also added a new division, Acquisitions and Consulting, that attributed toward $250,000 of the total increase.

The network marketing division was in operation approximately 60% of the 1995 fiscal year. Therefore, principals expected at least a portion of the increased revenues in 1996 from this Division.


                  PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated Financial Statements that constitute Item 7 are included at the end of this report, beginning on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director                      Principal Occupation
Name            Since  Age    for various Years

David D. Hagen  1993   44     Chairman of the Board, President, Treasurer and
                              Chief Executive Officer of the Company since
                              1993. Mr. Hagen was the President of Hagen
                              Development and Improvement Corp., a real estate company. From 1978-1982 Mr. Hagen was the
                              President of an investment firm in Greenwich, Connecticut. He structured and operated an investment banking, private placement and franchising organization. As Vice President of Sales of International Stamp Exchange in New
                              York, Mr. Hagen developed an international network for the sale and distribution of collectible stamps, collectible coins, and hired, trained and expanded the sales force from 1982-
                              1985. From 1985-1988, Mr. Hagen was Sales manager of International Coin Exchange Company, located in Brooklyn, New York. Mr. Hagen developed an international network for the sale and distribution of collectible coins, and hired, trained and expanded the sales force. From 1988-
                              1993, Mr. Hagen has traded coins, stamps, art and miscellaneous investments for private investors and investment bankers, has owned and operated
                              Park Avenue Fine Art Archives among other collectible galleries. From 1993, Mr. Hagen has been the President of the Company in Milford, PA.

T. Christopher
Ciesielka       1994   26     Vice President, Secretary and a director with the
                              Company since September 1994. Mr. Ciesielka received a B. S. degree in Chemical Engineering in 1993. Mr. Ciesielka has owned and operated a variety of businesses including Qualtronics
                              Corporation, Inc. which the Company has recently acquired. Past business experiences include management of third party financial audits and private negotiations to raise capital for privately held corporations.

Martin
Grossbach       1994   60     A director of the Company since September 1994.
                              In 1958, Mr. Grossbach received a B. S. in
                              Accounting from Queen's College and in 1961, he received his law degree from New York Law School.
                              Mr. Grossbach has been an attorney in Westchester
                              County, New York for the last 32 years,
                              specializing in commercial real estate.

Michael
J. Daily        1996   48     A director of the Company since January, 1996.
                              Mr. Daily was honorably discharged from the U. S.
                              Army in 1969.  He majored in Business
                              Administration in the California College system from 1970-1973. Mr. Daily was the plant manager of a large California based mail order firm from 1971-1976. From 1977-1985, Mr. Daily was a manager in the Food & Beverage industry in the Pennsylvania Pocono Mountains. Mr. Daily has been active in the Real Estate Industry from 1985 to May 1995 when he joined D. H. Marketing &
                              Consulting, Inc. Mr. Daily was not on the Board of Directors in 1995.

EXECUTIVE OFFICERS

The executive officers of the Company are elected annually at the annual meeting of the Company's Board of Directors held after each annual meeting of the shareholders. Each executive officer of the Company holds office until a successor is duly elected and qualified, or until death or resignation or removal in the manner provided by the Company's bylaws.

There are no family relationships between any of the directors and executive officers.

There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10 - EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000 in 1995 or 1996. The following information for the Chief Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal                                       Other Annual
Position at 12/31/96       Year      Salary         Bonus          Compensation
______________________     ____      ___________    ___________    ____________
David D. Hagen             1994      - 0 -          - 0 -          - 0 -
President & Chief          1995      $26,291.94     $10,616.27     - 0 -
Executive Officer          1996      $40,833.33     $20,000.00     - 0 -

                                    Restricted     Number of
                                    Stock          Options        All Other
                                    Awards         Granted (1)    Compensation
                                    ___________    ____________   _____________
                           1994      - 0 -          - 0 -          - 0 -
                           1995      - 0 -          - 0 -          - 0 -
                           1996      - 0 -          60,000         - 0 -



Option Grants in the Last Fiscal Year

                           Principal Position              Number of Options
Name                       at 12/31/96                     Granted 9/6/96<F1>
___________________        ______________________________  ____________________
David D. Hagen             President, Treasurer, Chief     60,000
                             Executive Officer & Director
T. Christopher Ciesielka   Vice President, Secretary &     30,000
                             Director
Michael J. Daily           Vice President of Operations    30,000
                             & Director
Steve Krakonchuk           Vice President of Sales         30,000
Becky Anke                 Administrative Assistant        15,000
                                                           _____________
                                            Total          165,000

<F1> Number of shares indicated include the effect of a three for one forward stock split the Company undertook February 25, 1997.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

Set forth below is information with respect to the un-exercised options to purchase the Company's Common Stock held by David D. Hagen at December 31, 1996. No options were exercised during fiscal years 1994, 1995 or 1996.

                                                    Value of Unexercised
                      Number of Unexercised         in-the-Money Options
                      Options at FY-End(#)          at FY-End ($)<F1>
                      ___________________________   __________________________
Name                  Exercisable  Un-exercisable   Exercisable Un-exercisable
__________________    ___________  ______________   ___________ ______________
David D. Hagen        60,000       -0-              130,800      -0-

<F1>  Estimated Fair Value Per Option was calculated to be $2.18 per share based upon a Risk-Free Interest Rate of 6.55%, Expected Life of 3 Years, Expected Volatility of 35% and No Expected Dividends.

Compensation of Directors

Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.

Employment Contract with a Director

D. H. Marketing & Consulting, Inc. currently employs Runes Corporation, owned by T. Christopher Ciesielka, a director and officer of the Company, for computer consultation and general administrative services. Total compensation for 1995 was $40,000 and 1996 was $21,667. Total annual compensation for 1997 is expected to increase moderately. No other compensation arrangements exist.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The Company undertook a three for one forward split of its common stock on February 25, 1997 resulting in a total of 3,805,341 shares issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities, which includes the total number of pre-forward split shares beneficially owned as of December 31, 1996 and the number of post-forward split shares beneficially owned as of March 18, 1997, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

                                   as of 12/31/96           as of 3/18/97
                                ______________________   __________________
Name and Address of             Amount of                Amount of
Beneficial Owner or             Pre-Split    Pre-Split   Post-Split  Post-Split
Name of Officer or Director     Shares       Percent     Shares      Percent
                                __________   _________   __________  __________

David D. Hagen<F1><F2>          189,000<F3>  16.2%       398,250<F3> 10.1%
P. O. Box 621
Hawley, PA 18428

T. Christopher Ciesielka        90,000        7.7%       234,000     5.9%
   <F1><F2>                     <F3><F4>                 <F3><F5>
Post Office Box 100
Whitehall, PA 18052

Martin Grossbach<F2>            40,000<F3>    3.4%       90,000<F3>  2.3%
303 South Broadway
Suite 100
Tarrytown, NY 10591

Michael J. Daily<F2>            13,450<F3>    1.2%       41,350<F3>  1%
405 Prospect Street
Hawley, PA  18428

Charles Polete                  106,465<F3>   9.1%       202,395<F3> 5.1%
10 Christopher Drive
Long Valley, NJ 07853

All Officers and Directors as
a Group (4 persons)             332,450<F3>   28.5%      763,600<F3> 19.3%

_________________

<F1>  An Officer of the Company.

<F2>  A Director of the Company.

<F3>  Restricted stock under the provisions of Rule 144.

<F4>  80,000 of these shares are in the name of Runes Corporation, which is owned by T. Christopher Ciesielka, an officer and director of the Company.

<F5>  204,000 of these shares are in the name of Runes Corporation, which is owned by T. Christopher Ciesielka, an officer and director of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Each of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on boards of directors. Certain conflicts of interest may arise between the Company and its officers and directors. All of the officers and directors have other business interests to which they devote a portion of their time.

  Until the end of January, 1996 the Company leased approximately 600 square feet of space which was subdivided into three main offices in Tarrytown, New York for $2,000 per month at 303 South Broadway, Suite 100, Tarrytown, New York 10591. That office served as the both the National and the International Headquarters for the Company.

  As of February 1, 1996, the Company is currently leasing approximately 2,600 square feet in Milford, Pennsylvania at an annual cost of $33,750. The current lease expires January 31, 1998.

  From date of inception through August 3, 1995, Mr. David D. Hagen, President and a director of the Company, loaned the Company approximately $150,000. The loan has since been serviced in full.

  David D. Hagen, President of the Company personally acquired all of the outstanding shares of common stock of Financial Communication Services, a Canadian corporation, for $10,000, which he sold to the Company for $10,000 on a Promissory Note.

  The Company will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A Shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

                             PART IV

ITEM 13 - EXHIBITS INDEX

Exhibit No. Description and Method of Filing

2.0 The Merger Agreement entered into by and between D.H. Marketing & Consulting, Inc., a New York Corporation, and the Registrant, dated September 29, 1994, filed with the Nevada Secretary of State, November 10, 1994 filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

3.0 Certificate of Incorporation of the Registrant, consisting of Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 8, 1994 filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

3.1 By-Laws of the Registrant, dated September 8, 1994 filed with the SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

3.2 Articles of Incorporation for FCS Financial Communication Services Inc., filed in the the Province of British Columbia, dated October 12, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

5.0 Opinion of Max C. Tanner, Esquire, regarding legality, dated April 7, 1995, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

10.0 Engagement Letter between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Max C. Tanner, Esquire, dated July 18, 1994, Filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.1 Stock Redemption Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David D. Hagen, dated October 24, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.2 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and All Safety and Supply, dated August 17, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.3 Sales Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Jack Yee, dated July 6, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.4 Regional Sales Manager Agreement for the Western Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Billy
            J. Richardson, dated June 24, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.5 Regional Sales Manager Agreement for the Northwest Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David J. Miller, dated August 8, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.6 Marketing Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Leon Barnett & Associates, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.7 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Demoore Products & Services, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.8 Promissory Note for the amount of $87,500.00 between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and David D. Hagen, dated February 9, 1995, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.9 Distribution Agent Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Hazmat Medical Associates, LTD., dated July 26, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.10 Regional Sales Manager Agreement for the Northeast Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation and David J. Miller, dated August 8, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.11 Employment Contract Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Steven Olivieri, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.12 Independent Contractor Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation and Stevie Holland, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.13 Installation and Support of Accounting System Contract and Managerial Support Contract between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Runes Corporation, a Pennsylvania Corporation, dated December 8, 1994, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.14 Amended Regional Sales Manager Agreement for the Western Territory between D.H. Marketing & Consulting, Inc., a Nevada Corporation, and Billy J. Richardson, dated February 21, 1995, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

10.15 Fund Escrow Agreement between Brighton Bank, and D.H. Marketing & Consulting, Inc., a Nevada Corporation, dated May 1995, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

10.16 Selected Dealer Agreement, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

10.17 Selected Dealer Agreement - Revised, filed in Amendment No. 2 to Registration Statement and incorporated herein by reference.

21.0 Subsidiaries of the Registrant: Financial Communication Services Inc. (FCS) a corporation organized in the Province of British Columbia, Canada. (See Exhibit 3.2, filed with SEC on April 14, 1995, in Registration Statement and incorporated herein by reference.

21.1 Subsidiaries of the Registrant as of December 31, 1996, filed with the SEC in this Form 10-KSB.

23.1 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated May 19, 1995, to the publication of their report, dated May 19, 1995, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

23.2 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated May 19, 1995 to the publication of their report, dated May 19, 1995, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

23.3 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated June 30, 1995, to the publication of their report, dated December 31, 1994, filed in Amendment No. 2 to the Registration Statement and incorporated herein by reference.

23.4 Consent of Accountants, Niessen, Dunlap & Pritchard, P.C., dated August 3, 1995, to the publication of their report, dated December 31, 1994, and March 31, 1995 and 1994, filed with Amendment No. 3 to the Registration Statement and incorporated herein by reference.

23.5 Consent of the Accountants, Niessen, Dunlap & Pritchard, P.C., dated August 8, 1995, to the publications of their report, dated December 31, 1994, and March 31, 1995 & 1994, filed with Amendment No. 4 to the Registration Statement and incorporated herein by reference.

23.6 Consent of the Accountants, Niessen, Dunlap & Pritchard, P.C., dated March 15, 1996 to the publications of their report, dated February 26, 1996 and December 31, 1995 & 1994, filed with Form 10-KSB for December 31, 1995 and incorporated herein by reference.

23.7 Consent, dated April 26, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated April 4, 1996, filed with SEC on May 1, 1996 in Form 10-QSB and incorporated herein by reference.

23.8 Consent, dated July 30, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated July 8, 1996, filed with SEC on August 7, 1996 in Form 10-QSB and on October 16, 1996 in Form 10-QSB/A and incorporated herein by reference.

23.9 Consent, dated October 21, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated October 3, 1996, filed with the SEC on November 6, 1996 in Form 10-QSB and incorporated herein by reference.

23.10 Consent, dated March 12, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated January 29, 1997, filed with the SEC in this Form 10-KSB.

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.H. Marketing & Consulting, Inc.
a Nevada Corporation

By:    /s/ DAVID D. HAGEN                 Date:  3/20/97
       David D. Hagen
       President, Treasurer and
       Chief Financial Officer


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ T. CHRISTOPHER CIESIELKA       Date:  3/20/97
       T. Christopher Ciesielka
       Secretary and Director


By:    /s/ MARTIN GROSSBACH               Date:  3/21/97
       Martin Grossbach
       Director


By:    /s/ MICHAEL J. DAILY               Date:  3/20/97
       Michael J. Daily
       Director

                CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 & 1995

                      D. H. MARKETING & CONSULTING, INC.
                              and SUBSIDIARIES

                        Consolidated Financial Report

                         December 31, 1996 and 1995

                       D.H. MARKETING & CONSULTING, INC.
                              and SUBSIDIARIES


                                  Contents

                                                                    Page

Independent Auditor's Report on the
   Consolidated Financial Statements                                  1

Consolidated Financial Statements

   Consolidated Balance Sheets                                        2

   Consolidated Statement of Income                                   4

   Consolidated Statement of Stockholders' Equity                     6

   Consolidated Statement of Cash Flows                               7

   Notes to Consolidated Financial Statements                         9

Niessen, Dunlap & Pritchard, P.C.
Certified Public Accountants & Business Consultants
590 Bethlehem Pike
P.O. Box 606
Colmar, PA  18915-0606
Phone (215) 997-7200
Fax (215) 997-7295


    Independent Auditor's Report on the Consolidated Financial Statements

To the Board of Directors and Stockholders
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania


We have audited the accompanying consolidated balance sheets of D.H. Marketing & Consulting, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D.H. Marketing & Consulting, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles..


                                      /s/  NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
January 29, 1997

             D.H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                         Consolidated Balance Sheet
                          DECEMBER 31, 1996 & 1995

                                                     1996           1995
                                                  ___________     __________
          Assets

Current Assets
    Cash and Cash Equivalents                   $     147,572     $  171,098
    Short-Term Investments
        Certificates of Deposit                       253,902              0
    Accounts Receivable, Net of Allowance
        1996 $2,900; 1995 $2,900                      462,026         47,447
    Other Receivables                                 147,374         20,920
    Inventory                                         496,776        142,268
    Prepaid Expenses                                    4,671          1,201
                                                    _________      _________
      Total Current Assets                          1,512,321        382,934
                                                    _________      _________

Investments
    Investments in Qualtronics Corporation, Inc.      466,720              0
    Investments - Other                                13,195         12,400
                                                    _________      _________
      Total Investments                               479,915         12,400
                                                    _________      _________

Property and Equipment
    Office Furniture and Equipment                     28,086          3,919
      Accumulated Depreciation                       (  5,743)     (   1,020)
                                                    _________      __________
         Net Property and Equipment                    23,343          2,899
                                                    _________      __________

Other Assets
    Organization Costs                                 71,030         71,030
    Client Lists                                       10,000         10,000
                                                    __________      _________
                                                       81,030         81,030
    Less Accumulated Amortization                   (  46,595)      ( 30,389)
                                                    __________      _________
                                                       34,435         50,641
    Deposits                                            2,813            675
                                                    __________      _________
      Net Other Assets                                 37,248         51,316
                                                    __________      _________

          TOTAL ASSETS                          $   2,051,827      $ 449,549
                                                ==============     ===========


                        See Notes To Financial Statements
                                        2

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                         Consolidated Balance Sheet
                          DECEMBER 31, 1996 & 1995

                                                     1996           1995
                                                  ___________     ___________

     Liabilities and Stockholders' Equity

Current Liabilities
   Current Obligations Under Capital Lease       $     1,127      $        0
   Accounts Payable                                    5,112           1,268
   Sales Tax Payable                                     417               0
   Accrued Wages                                       1,000           7,167
   Accrued and Withheld Payroll Taxes                      0             883
   Accrued Expenses                                        0             375
   Accrued Income Taxes                              154,300               0
                                                  __________      __________
     Total Current Liabilities                       161,956           9,693
                                                  __________      __________

Long-Term Debt
   Obligation Under Capital Lease                      5,412               0
   Note Payable - Officer                                  0          74,371
                                                  __________      __________
     Total Long-Term Debt                              5,412          74,371
                                                  __________      __________

     Total Liabilities                               167,368          84,064
                                                  __________      __________

Stockholders' Equity
   Common Stock, $.001 Par Value, Authorized
    25,000,000 Shares; 1996 - Issued & Outstanding
    1,166,447 Shares (876,947 Shares Restricted,
    289,500 Shares Free Trading) 1995 - Issued &
    Outstanding 1,119,000 Shares (1,000,000 Shares
    Restricted, 119,000 Shares Free Trading)           1,166           1,119
   Additional Paid-In Capital                      1,568,047         734,090
   Retained Earnings (Deficit)                       315,246      (  369,724)
                                                  __________      __________
     Total Stockholders' Equity                    1,884,459         365,485
                                                  __________      __________

      Total Liabilities and Stockholders' Equity $ 2,051,827      $  449,549
                                                 ===========      ==========


                     See Notes to Financial Statements
                                      3

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                      Consolidated Statement Of Income
                    Years Ended December 31, 1996 & 1995

                                                   1996          1995
                                                   ___________   __________

Sales, Less Discounts 1996 $41,432; 1995 $0        $ 1,767,356   $  245,466
                                                   ___________   __________

Cost of Goods Sold
  Purchases                                            572,216       63,728
  Commissions                                                0        2,325
  Freight-Out                                           11,001        4,395
  Transportation In                                      3,433          970
                                                    __________   __________
    Total Cost of Goods Sold                           586,650       71,418
                                                    __________   __________

Gross Profit                                         1,180,706      174,048
                                                    __________   __________

General and Administrative Expenses
  Advertising                                           19,855        5,366
  Amortization                                          16,206       16,136
  Bank Charges                                             631        1,797
  Bad Debt                                               3,621        3,057
  Depreciation                                           4,723          688
  Dues and Subscriptions                                 2,164          809
  Employee Benefits                                      2,134            0
  Insurance                                              1,279       14,455
  Licenses and Permits                                     359        5,105
  Miscellaneous                                          3,625        3,922
  Office                                                14,906        5,958
  Outside Services                                       9,106       44,987
  Postage and Printing                                  17,228       10,661
  Professional Fees                                     26,194       12,470
  Requalifying                                          43,195        3,880
  Rent                                                  34,802       26,821
  Repairs and Maintenance                                  843          154
  Salaries and Wages                                   191,738       94,009
  Consulting Fees                                       34,663       41,038
  Taxes - Franchise                                     11,422          999
  Taxes - Payroll                                       17,826        9,320
  Taxes - Other                                          1,020            0
  Telephone                                             53,263       27,517
  Travel and Auto                                       17,235       50,851
                                                     _________    _________
    Total General and Administrative Expenses          528,038      380,000
                                                     _________    _________

Operating Income (Loss) (Forwarded)                  $ 652,668   $( 205,952)
                                                     _________   ___________


                          See Notes to Financial Statements
                                          4

               D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                        Consolidated Statement of Income
                      Years Ended December 31, 1996 & 1995


                                                        1996         1995
                                                    ___________   __________

Operating Income (Loss) (Forwarded)                 $   652,668   $(  205,952)
                                                    ___________   ___________

Other Income (Expense)
  Consulting Fees                                       250,000             0
  Other Income                                            3,942         5,942
  Equity Earnings in Qualtronics Corporation, Inc.        2,825             0
  Recovery of Commission Advance                              0        13,100
  Interest Income                                         9,279         1,194
  Interest Expense                                         (744)         (366)
                                                   ____________   ___________
    Total Other Income                                  265,302        19,870
                                                   ____________   ___________

Net Income (Loss) Before Income Taxes                   917,970      (186,082)
                                                   ____________   ___________

Income Taxes
  Federal                                               174,000             0
  State                                                  59,000             0
                                                   ------------   -----------
    Total Income Taxes                                  233,000             0
                                                   ------------   -----------

Net Income (Loss)                                   $   684,970   $  (186,082)
                                                   ============   ===========

Net Income (Loss) Per Share                             $.60         $(.18)
                                                   ============   ===========

Weighted Average Number of Common Shares              1,142,981     1,023,800


                     See Notes to Financial Statements.
                                     5

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
              Consolidated Statement of Stockholders' Equity
                 Years Ended December 31, 1996 and 1995

                                            Additional  Retained
                            Common Stock    Paid-In     Earnings
                         Shares     Amount  Capital     (Deficit)   Total
                         _________________  __________  __________  __________

Balance,
 December 31, 1994       1,000,000  $1,000  $  196,100  $(183,642)  $   13,458

Issuance of Common Stock   119,000     119     561,581          0      561,700
Stock Issuance Costs             0       0     (23,591)         0      (23,591)
Net Loss                         0       0           0   (186,082)    (186,082)
                         _________  ______  __________  _________   __________

Balance,
 December 31, 1995       1,119,000   1,119     734,090   (369,724)     365,485
                         =========  ======  ==========  =========
 ==========

Issuance of Common Stock    47,447      47     833,957          0      834,004

Net Income                       0       0           0    684,970      684,970
                         _________  ______  __________   ________   __________

Balance,
 December 31, 1996       1,166,447  $1,166  $1,568,047  $ 315,246   $1,884,459
                         =========  ======  ==========  =========
 ==========


                      See Notes to Financial Statements.
                                       6

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                    Years Ended December 31, 1996 and 1995

                                                             1996       1995
                                                          _________  _________

Cash Flows from Operating Activities
 Net Income (Loss)                                        $ 684,970  $(186,082)
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                               4,723        688
   Amortization                                              16,206     16,136
   Provision for Doubtful Accounts                                0      2,900
   Undistributed Earnings of Qualtronics Corporation, Inc.   (2,825)         0
   Provision for Uncollectible Commission Advance                 0    (31,050)
   Change in Assets and Liabilities
    (Increase) Decrease in:
      Accounts Receivable                                  (414,579)   (39,764)
      Other Receivables                                    (126,454)   (20,920)
      Inventory                                             301,416   (139,029)
      Commission Advance                                          0     32,550
      Prepaid Expenses                                       (3,470)     2,299
      Organization Costs                                          0       (601)
      Deposits                                               (2,138)      (675)
    Increase (Decrease) in:
      Accounts Payable                                        3,844        (23)
      Accrued Expenses                                       (7,008)     4,722
      Accrued Income Taxes                                  154,300          0
                                                           _________  ________
  Net Cash Provided by (Used in) Operating Activities       608,985   (358,849)
                                                           _________  _________

Cash Flows from Investing Activities
 Purchase of Short-Term Investments
   Certificates of Deposit                                 (253,902)         0
 Purchase of Investments                                   (286,610)   (12,400)
 Purchase of Property and Equipment                         (16,792)      (469)
                                                           _________  _________
  Net Cash Used in Investing Activities                    (557,304)   (12,869)
                                                           _________  _________

Cash Flows from Financing Activities
 Cash Overdraft                                                   0     (2,664)
 Proceeds from Note Payable - Officer                             0    117,507
 Net Proceeds from Issuance of Common Stock                       0    538,109
 Principal Payments on Note Payable - Officer               (74,371)  (110,136)
 Principal Payments on Capital Lease Obligations               (836)         0
                                                           _________  _________
  Net Cash Provided by Financing Activities                 (75,207)   542,816
                                                           _________  _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                              $(23,526)  $171,098
                                                           _________  _________

                     See Notes to Financial Statements.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                  Years Ended December 31, 1996 and 1995

                                                          1996        1995
                                                        _________   _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                           $ (23,526)  $ 171,098

Cash and Cash Equivalents
  Beginning                                               171,098           0
                                                        _________   _________

  Ending                                                $ 147,572   $ 171,098
                                                        =========   =========

Supplemental Disclosures of Cash Flow Information
  Cash Payments for Interest                            $     743   $     366
                                                        =========   =========


Supplemental Schedule of Noncash Investing and
  Financing Activities
    Capital Lease Obligations Incurred for
      Use of Equipment                                  $   7,375   $       0
                                                        =========   =========

  Purchase of Investment through
   Issuance of Company Stock                            $ 178,080   $       0
                                                        =========   =========

  Purchase of Inventory through
   Issuance of Company Stock                            $ 655,924   $       0
                                                        =========   =========



                     See Notes to Financial Statements.
                                     8

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995


1.  Significant Accounting Policies

    Nature of Business
    D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994. On September 29, 1994, the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing & Consulting, Inc., the New York corporation. The Company is engaged in four main areas of business: marketing and distributing of chemical burn cleansing solutions (the solutions have been in use in Europe for six years); the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible asset collectibles; network marketing; and general consultation to and possible acquisition of small growth oriented companies. The Company markets its products throughout the continental United States and Canada.

    Estimates in the Preparation of Financial Statements
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents
    The Company maintains its cash accounts in two commercial banks. The amount on deposit at one of the banks usually exceeds the federally insured limit. The Company does not consider this to be a significant risk.

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

1.  Significant Accounting Policies (Continued)

    Cash and Cash Equivalents (Continued)
    For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposits with original maturities of 90 days or less to be cash or cash equivalents. At December 31, 1995, cash deposits exceeded federally insured limits by approximately $52,450.

    Short-Term Investments
    Short-term investments consist of certificates of deposit of greater than 90 days maturity which are stated at cost which approximates market.

    Inventory
    The total inventory balance is comprised of collectibles and is valued at the lower of cost or market on the specific identification basis.

    Investment in Common Stock of Qualtronics Corporation, Inc.
    The Company is accounting for its investment in Qualtronics Corporation, Inc., a 42% owned subsidiary, by the equity method of accounting under which the Company's share of the net income of the subsidiary is recognized as income in the Company's income statement and added to the investment account, and dividends received from the subsidiary are treated as a reduction of the investment account.

    Property and Equipment
    Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

    Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

    Other Assets
    Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues.

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995


2.  Fair Value of Financial Instruments

    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

3.  Cash and Cash Equivalents

    Cash and cash equivalents consist of the following:

                                                   1996           1995
                                                 _________      _________

              Cash                               $ 147,572      $  20,769
              Certificates of Deposit                    0        150,329
                                                 _________      _________
                                                 $ 147,572      $ 171,098
                                                 =========      =========

4.  Related Party Transactions

    Purchases
    During 1996 and 1995, the Company purchased $208,125 and $48,750, respectively, of collectibles from certain shareholders of the Company.

    Sales
    During 1996 and 1995, the Company sold $11,794 and $0, respectively, of collectibles to certain shareholders and directors of the Company.

    Consulting Fees
    During 1996 and 1995, the Company paid consulting fees of $34,663 and $40,000, respectively, to a related corporation who is a shareholder of the Company.

    Other Income
    During 1996, the Company was paid a consulting fee of $150,000 by Qualtronics Corporation, Inc., a 42% owned subsidiary.

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

5.  Major Supplier - Burn Cleansing Solution

    A part of the Company's business is dependent upon the availability of burn cleansing solution available from a sole provider. At the present time, the Company does not have a signed exclusive sales agreement with this supplier. It is anticipated that an exclusive sales agreement will be signed by the Company and the supplier in the near future. The Company has been the only marketing agent for the supplier in the United States. For the years ended December 31, 1996 and 1995, all purchases of burn cleansing solution sold were from this supplier. At December 31, 1996 and December 31, 1995, there was no payable due the supplier.

6.  Major Customer

    For the year ended December 31, 1996, there was one customer who accounted for 35% of sales volume. At December 31, 1996, the trade receivable and commission receivable was $422,200 and $82,600, respectively, from this customer. No other customer was in excess of 10% in sales volume. During the year ended December 31, 1995, there were no major customers.

7.  Investment in Qualtronics Corporation, Inc.

    On September 3, 1996, the company purchased 42% of the outstanding stock of a company involved in the manufacturing of electronic and electro-mechanical assemblies. The Company paid $285,815 in cash and issued 8,960 shares of stock for a total investment of $463,895.

    Condensed financial information of Qualtronics Corporation, Inc., as of and for the year ended December 31, 1996, is as follows:

          Assets                                  1996
                                               __________

       Cash                                    $   48,504
       Accounts Receivable                        317,742
       Inventory                                  115,611
       Prepaid Expenses                             4,751
                                               __________
         Total Current Assets                     486,608
                                               __________

       Property and Equipment                     650,199
         Less Accumulated Depreciation           (374,576)
                                               __________
           Net Property and Equipment             275,623
                                               __________

       Other Assets                                21,798
                                               __________
                Total Assets                   $  784,029
                                               ==========

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

7.  Investment in Qualtronics Corporation, Inc. (Continued)

          Liabilities and Stockholders' Equity

    Current Liabilities
      Notes Payable, Bank                                  $   35,714
      Current Obligation Under Capital Lease                   22,697
      Accounts Payable and Accrued Expenses                   142,205
                                                           __________
        Total Current Liabilities                             200,616
                                                           __________

    Long-Term Debt
      Note Payable, Bank                                      190,476
      Obligation Under Capital Lease                           60,590
                                                           __________
        Total Long-Term Debt                                  251,066
                                                           __________

        Total Liabilities                                     451,682
                                                           __________

    Stockholders' Equity
      Common Stock, No Par Value,
        Authorized and Issued, 5,000,000 Shares               100,205
      Additional Paid-In Capital                              194,987
      Retained Earnings                                        37,155
                                                           __________
          Total Stockholders' Equity                          332,347
                                                           __________

             Total Liabilities and Stockholders' Equity    $  784,029
                                                           ==========

    Net Sales                                              $1,856,855
                                                           ==========
    Gross Profit                                           $  920,588
                                                           ==========
    General and Administrative Expenses                    $  719,354
                                                           ==========
    Other Expenses                                         $  176,850
                                                           ==========
    Income Taxes                                           $   17,659
                                                           ==========
    Net Income                                             $    6,725
                                                           ==========

    There were no dividends declared or paid during 1996. The investment amount, approximately two and one-half times the proportional book value of the stock purchased, was valued by independent consultants at greater than three times the proportional book value. In evaluating Qualtronics Corporation, Inc., as an investment opportunity, management of the Company placed weighted emphasis on Qualtronics Corporation, Inc.'s long-term earnings and sales growth potential, as well as added leverage to potential and subsequent purchases of Qualtronics Corporation, Inc.'s stock that may or may not interest or benefit the Company.

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

8.  Office Lease

    On February 1, 1996, the Company entered into an agreement to lease its office suite for two years. The future minimum lease payments required are as follows:

            Year Ending
            December 31,                               Amount
            _______________                            __________

               1997                                    $   33,750
               1998                                         2,812
                                                       __________

                                                       $   36,562
                                                       ==========

    The Company is also responsible for maintenance and capital improvements, and must carry property, fire, and casualty insurance.

9.  Income Taxes

    The provision for income tax for the year ended December 31, 1996, consisted of the following:

                                                Federal           State
                                                __________        __________

        Current Income Tax                      $  294,750        $   59,000
        Reduction Due to Carryforward of
          Prior Years Net Operating Losses        (120,750)                0
                                                __________        __________

            Total Income Tax                    $  174,000        $   59,000
                                                ==========        ==========

    Prior years' net operating losses cannot be utilized as an offset of state taxable income since the Company moved to Pennsylvania on February 1, 1996, and prior losses were generated in the State of New York.

10. Stock Options

    On September 6, 1996, the Company made available to key employees a plan for granting options on the Company's stock. The options are for a three-year period from September 6, 1996. Such options are fully vested when exercised. The options will exist for restricted securities which typically require the shareholder to hold for a period of two years before they may be sold, in whole or in part. Options numbering 55,000 have been granted, exercisable into 55,000 shares of common restricted stock at an exercise price of $20 5/8 per share, the closing price of the publicly-traded shares as of September 6, 1996.

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

10. Stock Options (Continued)

                                        December 31,        December 31,
                                            1996                1995
                                        _____________       _____________

          Outstanding Options              55,000                 0
                                          ========              ======

    No options were exercised, forfeited, or expired during the period September 6, 1996, to December 31, 1996.

    At December 31, 1996, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under this plan. Had compensation cost for the plan been determined based on the grant date and fair values of options, reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                     1996
                                                 _____________

          Net Income                             $    505,170
                                                 =============

          Earnings Per Share                          $.44
                                                 =============


                                                      1996           1995
                                                 _____________    ___________

          Estimated Fair Value Per Options           $6.54            $0
                                                 =============    ===========

    Fair value was calculated using the following factors at September 6, 1996:

           o    Risk-Free Interest Rate                   6.55%

           o    Expected Life                             3 Years

           o    Expected Volatility                       35%

           o    Expected Dividends                        None

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995


11. Segment Data

    For the years ended December 31, 1996 and 1995, the Company had four reportable industry segments: (i) network marketing, (ii) collectibles,
    (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.

                                             Year Ended          Year Ended
                                             December 31,        December 31,
                                             1996                1995
                                             ___________         ___________

    Sales (Net of Discounts)
      Multi-Level Network Marketing          $   556,393         $   136,425
      Collectibles                             1,172,698              58,500
      Burn Cleansing Solution                     38,265              50,541
      Acquisitions and Consulting                250,000                   0
                                             ___________         ___________

        Consolidated                         $ 2,017,356         $   245,466
                                             ===========         ===========

    Operating Income (Loss)
      Multi-Level Network Marketing          $   501,039         $   117,068
      Collectibles                               613,598              17,218
      Burn Cleansing Solution                     12,124              16,360
      Acquisitions and Consulting                252,825                   0
                                             ___________         ___________
        Consolidated                           1,379,586             150,646
      Other Income                                13,221               7,136
      General Corporate Expenses                (474,093)           (343,498)
      Interest Expense                              (744)               (366)
                                             ___________         ___________

        Net Income (Loss) Before
          Income Taxes                       $   917,970         $  (186,082)

    Accounts and Other Receivables
      Multi-Level Network Marketing          $   467,506         $    20,244
      Collectibles                                39,825              44,250
      Burn Cleansing Solution                          0               3,197
      Acquisitions and Consulting                100,000                   0
                                             ___________         ___________
        Consolidated                             607,331              67,691
      Corporate                                    2,069                 676
                                             ___________         ___________
        Total Accounts and Other Receivables $   609,400         $    68,367
                                             ===========         ===========

           D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

11. Segment Data

                                             Year Ended          Year Ended
                                             December 31,        December 31,
                                             1996                1995
                                             ___________         ___________

    Identifiable Assets
      Multi-Level Network Marketing          $   487,947         $    34,752
      Collectibles                               536,601             186,518
      Burn Cleansing Solution                      2,871               3,197
      Acquisitions and Consulting                466,720                   0
                                             ___________         ___________
        Consolidated                           1,494,139             224,467
      Corporate Assets                           557,688             225,082
                                             ___________         ___________

        Total Assets at Period End           $ 2,051,827         $   449,549
                                             ===========         ===========

12. Subsequent Events

    On January 9, 1997, the Company purchased an additional 55% of the outstanding shares of Qualtronics Corporation, Inc. The Company paid $75,000 in cash and 2,000 shares of restricted stock for a total additional investment of $129,000. The Company now owns 97% of Qualtronics Corporation, Inc.

    On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common shares to shareholders of record on that date.