Form 10QSB
period 1997-03-31
D H MARKETING & CONSULTING INC
filed 1997-05-07
CIK 933954

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                             Yes [X]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997 the issuer had 3,955,341 shares of common stock outstanding, 2,826,341 shares of which are restricted and 1,129,000 shares are free trading. As of March 31, 1997 the issuer had 210 shareholders.

        Transitional Small Business Disclosure Format (Check one);
                     Yes  [ ]    No  [X]

                  PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          See attached Financial Statements for the quarter ending
March 31, 1997.

                      D. H. MARKETING & CONSULTING, INC.
                               and SUBSIDIARIES

                         Consolidated Financial Report

                                March 31, 1997

                                 (Unaudited)

                        D.H. MARKETING & CONSULTING, INC.
                                 and SUBSIDIARIES

                                     Contents

                                                                 Page

Independent Accountant's Report on the
   Consolidated Financial Statements                               1

Consolidated Financial Statements

   Consolidated Balance Sheet                                      2

   Consolidated Statement of Income                                4

   Consolidated Statement of Stockholders' Equity                  5

   Consolidated Statement of Cash Flows                            6

   Notes to Consolidated Financial Statements                      8

Niessen, Dunlap & Pritchard, P.C.
Certified Public Accountants & Business Consultants
590 Bethlehem Pike
P.O. Box 606
Colmar, PA  18915-0606
Phone (215) 997-7200
Fax (215) 997-7295


  Independent Accountant's Report on the Consolidated Financial Statements

To the Board of Directors and Stockholders
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania

The accompanying consolidated balance sheet of D.H. Marketing & Consulting, Inc., and Subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended March 31, 1997 and 1996, were not audited by us and, accordingly, we do not express an opinion on them.

The consolidated balance sheet as of December 31, 1996, was audited by us and we expressed an unqualified opinion on it in our report dated January 29, 1997, but we have not performed any auditing procedures since that date.

                                      /s/  NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
April 9, 1997

            D.H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                          Consolidated Balance Sheet
                     March 31, 1997 and December 31, 1996

                                                     1997           1996
                                                  (Unaudited)     (Audited)
                                                  ___________     __________
          Assets

Current Assets
    Cash                                          $   309,587     $  147,572
    Short-Term Investments
      Certificates of Deposit                         250,000        253,902
    Accounts Receivable, Net of Allowance
      1997 $2,900; 1996 $2,900                        988,553        462,026
    Inventory                                       5,042,350        496,776
    Prepaid Expenses and Other                        188,370        152,045
                                                  ___________     __________
       Total Current Assets                         6,778,860      1,512,321
                                                  ___________     __________

Investments
    Investments in Qualtronics Corporation, Inc.            0        466,720
    Mortgage Option                                   700,000              0
    Investments - Other                               213,903         13,195
                                                  ___________     __________
       Total Investments                              913,903        479,915
                                                  ___________     __________


Property and Equipment - Net                          289,582         22,343
                                                  ___________     __________

Goodwill - Net                                        266,510              0
                                                  ___________     __________

Other Assets                                           54,995         37,248
                                                  ___________     __________


        Total Assets                              $ 8,303,850     $2,051,827
                                                  ===========     ==========


                        See Notes to Financial Statements
                                        2

             D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                          Consolidated Balance Sheet
                    March 31, 1997 and December 31, 1996

                                                     1997           1996
                                                  (Unaudited)     (Audited)
                                                  ___________     ___________

     Liabilities and Stockholders' Equity

Current Liabilities
   Line of Credit                                 $    99,731     $        0
   Current Portion of Long-Term Debt                   59,270          1,127
   Accounts Payable                                   424,410          5,112
   Accrued Income Taxes                               357,800        154,300
   Other Current Liabilities                           64,525          1,417
                                                  ___________     ___________
     Total Current Liabilities                      1,005,736        161,956
                                                  ___________     ___________

Long-Term Debt                                        240,375          5,412
                                                  ___________     ___________
       Total Liabilities                            1,246,111        167,368
                                                  ___________     ___________

Minority Interest in Subsidiary                        10,585              0
                                                  ___________     ___________

Stockholders' Equity
   Common Stock, 1997 $.0003 Par Value,
      Authorized 75,000,000 Shares;
      Issued and Outstanding 3,955,341 Shares
      (2,826,341 Shares Restricted, 1,129,000
      Shares Free Trading) 1996 - $.001 Par
      Value, Authorized 25,000,000 Shares;
      Issued and Outstanding 1,166,447 Shares
      (876,947 Shares Restricted, 289,500
      Shares Free Trading)                              1,318          1,166
   Additional Paid-In Capital                       6,046,895      1,568,047
   Retained Earnings                                  998,941        315,246
                                                  ___________     ___________
     Total Stockholders' Equity                     7,047,154      1,884,459
                                                  ___________     ___________

       Total Liabilities and Stockholders' Equity $ 8,303,850    $ 2,051,827
                                                  ===========     ==========


                         See Notes to Financial Statements
                                         3

                 D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                          Consolidated Statement of Income
                      Three Months Ended March 31, 1997 and 1996
                                    (Unaudited)

                                                   1997           1996
                                                ___________     ___________

Sales, Less Discounts 1997 $711; 1996 $417      $ 1,864,142     $   203,783

Cost of Goods Sold                                  793,281          60,498
                                                ___________     ___________

Gross Profit                                      1,070,861         143,285
                                                ___________     ___________

General and Administrative Expenses                 382,183         101,770
                                                ___________     ___________

Other Income (Expense)
   Consulting Fees                                  400,000               0
   Other                                             (9,368)          4,564
                                                ___________     ___________
     Total Other Income                             390,632           4,564
                                                ___________     ___________

Net Income Before Income Taxes and
   Minority Interest allocation                   1,079,310          46,079
                                                ___________     ___________

Income Taxes
    Federal                                         330,000               0
    State                                            65,000               0
                                                ___________     ___________
       Total Income Taxes                           395,000               0
                                                ___________     ___________

Net Income before Minority Interest
   in Net Income of Subsidiary                      684,310          46,079

Minority Interest in Net Income of Subsidiary           615               0
                                                ___________     ___________

Net Income                                     $    683,695     $    46,079
                                                ===========     ===========

Net Income Per Share                                $.18            $.04
                                                ===========     ===========

Weighted Average Number of Common Shares          3,819,874       1,152,000
                                                ===========     ===========

                          See Notes to Financial Statements
                                          4

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
              Consolidated Statement of Stockholders' Equity
                Three Months Ended March 31, 1997 and 1996


                                            Additional Retained
                            Common Stock    Paid-In     Earnings
                         Shares     Amount  Capital     (Deficit)   Total
                         _________________  __________  __________  __________

Balance,
 December 31, 1995       1,119,000  $1,119  $  734,090  $(369,724)  $  365,485

Net Income                       0       0           0     46,083       46,083
                         _________  ______  __________  _________   __________

Balance,
 March 31, 1996          1,119,000  $1,119  $  734,090   (323,641)  $  411,568
                         =========  ======  ==========  =========   ==========

Balance,
  December 31, 1996      1,166,447  $1,166  $1,568,047  $ 315,246   $1,884,459

Issuance of
  Common Stock             102,000     102   2,753,898          0    2,754,000

3 for 1 Stock Split      2,536,894       0           0          0            0

Issuance of Common Stock   150,000      50   1,724,950          0    1,725,000

Net Income                       0       0           0    683,695      683,695
                         _________  ______  __________  _________   __________

Balance,
 March 31, 1997          3,955,341 $ 1,318  $6,046,895  $ 998,941   $7,047,154
                         =========  ======  ==========  =========   ==========


                      See Notes to Financial Statements.
                                       5

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                  Three Months Ended March 31, 1997 and 1996

                                                             1997       1996
                                                          _________  _________

Cash Flows from Operating Activities
 Net Income (Loss)                                        $ 683,695  $  46,083
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                              14,232      1,082
   Amortization                                              10,885      4,052
   Minority Interest in Net Income of Subsidiary                615          0
   Change in Assets and Liabilities
    (Increase) Decrease in:
      Accounts Receivable                                  (208,785)   (24,390)
      Inventory                                              (4,963)    44,869
      Prepaid Expenses and Other                            (31,574)   (36,547)
    Increase (Decrease) in:
      Accounts Payable                                      313,456     (1,268)
      Accrued Income Taxes                                  203,500          0
      Other Current Liabilities                              26,745     (7,727)
                                                           _________  ________
  Net Cash Provided by Operating Activities               1,007,806     26,154
                                                           _________  _________

Cash Flows from Investing Activities
 Purchase of Short-Term Investments
     Certificates of Deposit                               (250,000)         0
 Redemption of Certificate of Deposit                       253,902          0
 Purchase of Investments                                   (900,708)    (5,795)
 Purchase of Property and Equipment                          (5,849)   (16,793)
 Acquisition of Subsidiary, Qualtronics
    Corporation, Inc., Net of Cash                          (26,496)         0
                                                           _________  _________
  Net Cash Used in Investing Activities                    (929,151)   (22,588)
                                                           _________  _________

Cash Flows from Financing Activities
 Net Borrowings on Line of Credit                            99,731          0
 Principal Payments on Note Payable - Officer                     0    (26,371)
 Principal Payments on Long-Term Debt                       (16,371)       (80)
                                                           _________  _________
  Net Cash Provided by (Used In) Financing Activities        83,360    (26,451)
                                                           _________  _________

Net Increase (Decrease) in Cash                             162,015    (22,885)

Cash
 Beginning                                                  147,572    171,098
                                                           _________  _________

 Ending                                                    $309,587   $148,213
                                                           =========  =========


                      See Notes to Financial Statements.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                Three Months Ended March 31, 1997 and 1996


                                                        1997        1996
                                                      _________   _________

                               (Continued)

Supplemental Disclosures of Cash Flow Information
 Cash Payments for Interest                           $   13,906   $      79
                                                      ==========   =========

Supplemental Schedule of Noncash Investing and
 Financing Activities
  Capital Lease Obligations Incurred for
      Use of Equipment                                $        0   $   7,375
                                                      ==========   =========

  Purchase of Inventory through
      Issuance of Company Stock                       $4,425,000   $ 655,924
                                                      ==========   =========

Acquisition of Subsidiary, Qualtronics Corporation, Inc.
  Working Capital Assumed Net of Cash of $48,504      $  295,899
  Fair Value of Other Assets Acquired,
    Principally Property and Equipment                   297,421
  Cost in Excess of Net Assets Acquired                  273,343
  Company Investment in Qualtronics Corporation, Inc.,
      as of December 1996                               (466,720)
  Long-Term Debt Assumed                                (309,477)
  Minority Interests                                      (9,970)
  Issuance of Company Common Stock                       (54,000)
                                                        _________

   Net Cash Paid in January 1997 to Acquire
    Qualtronics Corporation, Inc.                     $   26,496
                                                       =========

                         See Notes to Financial Statements.
                                         7

           D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Unaudited)

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

    Qualtronics Corporation, Inc., a 97%-owned subsidiary, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid microcircuit technologies. Qualtronics' customers are predominately in northeastern U.S.

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Qualtronics Corporation, Inc., a 97%- owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              March 31, 1997
                                (Unaudited)

1.  Significant Accounting Policies (Continued)

    Fair Value of Financial Instruments

    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring accruals) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. For further information, refer to the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    Operating results for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the operating results for the full fiscal year.

3.  Inventory

    Inventories consisted of the following:

          Artwork and Collectibles                      $ 4,926,739

          Work in Process and Raw Materials -
               Qualtronics Corporation, Inc.                115,611
                                                        ___________
                                                        $ 5,042,350
                                                        ===========

    Artwork and collectibles are valued on a specific identified cost basis, while other inventory is valued on a first-in, first-out basis at the lower of cost or market.

    Inventory with a value of $4,425,000 was acquired by the issuance of Company common stock during the period January 1, 1997, to March 31, 1997.

              D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Unaudited)

3.  Qualtronics Corporation, Inc.

    On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc., with its results from operations reflected in the consolidated financials statement since January 9, 1997.

    The following unaudited pro forma information combines the results of the Company and Qualtronics Corporation, Inc., as if the acquisition had occurred at the beginning of the periods presented.

                                                     March 31,
                                             __________________________
                                                1997            1996
                                             ___________     __________

        Sales                                $ 1,864,143     $  511,697
        Cost of Goods Sold                       793,281        183,498
                                             ___________     __________
        Gross Profit                           1,070,862        328,199

        General and Administrative Expenses      381,464        310,648
        Other Income (Expenses)                  390,631         (2,972)
                                             ___________     __________
        Net Income Before Income Taxes and
          Minority Interest Allocation         1,080,029         14,579

        Income Tax (Benefit)                     395,000         (2,640)
                                             ___________     __________
        Net Income Before Minority Interest in
          Net Income (Loss) of Subsidiary        685,029         17,219

        Minority Interest in Net Income (Loss)
          of Subsidiary                              615           (517)
                                             ___________     ___________

        Net Income                           $   684,414     $   17,736
                                             ===========     ===========

        Net Income Per Share                    $0.18            $0.02
                                             ===========     ===========

        Weighted Average Number of
          Common Shares                        3,819,874      1,154,000
                                             ===========     ===========

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              March 31, 1997
                                (Unaudited)


4.  Lines of Credit

    On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permit borrowing up to $250,000 on each line. Interest on the first line is charged monthly on the outstanding balance at 1.5% in excess of interest paid by the bank on the certificate of deposit which is the collateral of the first line. Interest on the second line is charged monthly on the outstanding balance at the lender's prime rate. The second line is secured by 50,000 shares of common stock of the Company and its inventory, property and equipment, and accounts receivable. At March 31, 1997, the outstanding balance of the first line is $99,731 with an interest rate of 7.75%. There is no outstanding balance on the second line at March 31, 1997.

5.  Mortgage Option

    This investment represents the option to acquire a mortgage on property in the City of Wilton, Connecticut. The mortgage is for $1,250,000 at a rate of 16%. The option may be exercised, subject to certain terms, at any time between August 3, 1997, March 1, 1999. Monthly payments of $8,867 must be made to maintain the option.

6.  Common Stock Split

    On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. Par value of the common stock has been adjusted for the three-for-one stock split. Authorized shares have been increased to 75,000,000 shares.

7.  Stock Options

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

              D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


7.  Stock Options (Continued)

    On January 7, 1997, 400,000 options were granted to certain key employees of the Company (1,200,000 options after giving effect of the Company's three-for-one stock split). The options are for a three-year period from January 7, 1997. These options are for restricted securities, are fully vested to the employee, and are exercisable into shares of common restricted stock at $8.92 per share after giving effect of the Company's three-for-one stock split.

                                                            March 31,
                                                              1997
                                                          ____________

          Outstanding Options
          (after effect of stock split)
            September 6, 1996                                 165,000
            January 7, 1997                                 1,200,000
                                                          ____________
                                                            1,365,000
                                                          ============

    No options were exercised, forfeited, or expired during the period January 1, 1997, to March 31, 1997.

    At March 31, 1997, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under this plan. Had compensation cost for the plan been determined based on the grant date and fair values of options, and estimated options to be exercised, reported net income and earnings per share would have been reduced. Management does not believe any of the current options will be exercised.

          Estimated Fair Value Per Options, January 7, 1997        $6.77
                                                                  ========
    Fair value was calculated using the following factors:

                                                               January 7, 1997
                                                              _________________

           o    Risk-free Interest Rate                             6.02%

           o    Expected Life                                      3 Years

           o    Expected Volatility                                  25%

           o    Expected Dividends                                   None

              D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              March 31, 1997
                                (Unaudited)


8.  Facility Lease

    Qualtronics Corporation, Inc., leases its facility under a lease that expires on November 30, 2002. The lease provides that, in addition to the monthly rent, the lessee pay 16.64% of the cost of real estate taxes, all risk insurance, and common area charges. These costs will be considered as additional rent. The Company will also pay the cost of utilities.

    The total future minimum rental commitment at March 31, 1997, under these leases is $531,352, which is due as follows:

            Quarter Ending
              March 31,                                      Amount
            _______________                                __________

               1997                                        $ 93,768
               1998                                          93,768
               1999                                          93,768
               2000                                          93,768
               2001                                          93,768
            2002 and Thereafter                              62,512
                                                          __________
                                                          $ 531,352
                                                          ==========

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

On February 25, 1997, the Company's stock participated in a three for one forward split and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, March 31, 1997, ending the first quarter of 1997, shares were traded at the closing price of 13 5/32.

The Company is segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia, Canada and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York, to Milford, Pennsylvania. During the fourth quarter of 1996, the Company opened a West Coast Relations Office in Las Vegas,
Nevada and has recently, in the early part of the second quarter of 1997, reopened its regional office in Vancouver, British Columbia.

Selected Financial Data

     Sales                                   1996         1995         1994
                                          ___________  ___________  __________
     Network Marketing                    $   556,393  $   136,425  $        0
     Collectibles                           1,172,698       58,500           0
     Burn Cleansing Solution                   38,265       50,541      44,200
     Acquisitions & Consulting                250,000            0           0
     Total Operating Revenue,
          Less Discounts                    1,767,356      245,466      44,200
     Net Gain (Loss) Before Income Taxes      917,970     (186,082)   (183,642)

     Net Gain (Loss) Per Share Before          .80          (.18)        (.23)
          Income Taxes

                                                 1/1/97-            1/1/96-
     Sales                                       3/31/97            3/31/96
                                                __________        __________

     Network Marketing                          $  122,730        $   97,963
     Collectibles                                1,245,500            88,925
     Burn Cleansing Solution                        11,767            10,838
     Acquisitions & Consulting <F1>                408,755                 0
     Other Revenue                                  75,390             5,640
     Total Operating Revenue                     1,788,752           203,366
     Net Income Prior to Tax                     1,079,925            46,083

     Net Income Per Share Prior to Tax             $.28                $.04

     Weighted Average Number of Common Shares    3,819,874         1,119,000

         <F1> includes Interest Receivable for Mortgage Option acquired


Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and increased revenues, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted net income prior to tax of $41,519, $140,095, $218,566 and $517,790 in the first, second, third and fourth quarters of 1996, respectively, which would indicate management's expectations were correct.

The Company has recently posted net income prior to tax of $1,079,925 in the first quarter of 1997 and has recorded Total Current Assets of $6,778,860 and Total Investments of $913,903 as of March 31, 1997. In addition, Total Stockholders' Equity at March 31, 1997 was $7,047,154 and the Company had a Market Capitalization of $52,037,455.

Capital Resources

On March 31, 1997, the Company had recorded Total Current Assets of $6,778,860 and Total Investments of $913,903, of which $559,587 was held in cash and cash equivalents and $5,042,350 was held in inventory at cost. Approximate Total Current Assets at March 31, 1996 was $373,304 of which $148,213 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses increased from March 31, 1996 to March 31, 1997 from $101,770 to $382,183. The most significant increases were due to increased employment, advertising and general office activity.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of a Capital Lease for Office Equipment that totaled $6,261 in current and long-term debt.

Qualtronics Corporation, Inc., a subsidiary of the Company contributed toward $371,247 of Total Liabilities reflected on the Company's Consolidated Financial Statements dated March 31, 1997, of which $234,963 was considered long-term debt. The long-term debt of the subsidiary consists of a note payable and obligation under capital lease for machines used in its manufacturing process. The note payable is a seven-year term loan due in 84 equal monthly installments of $2,976 plus interest at prime plus 2.25%. The final payment is due in April 2003. The loan is secured by the assets of the Company and, as a result of the acquisition by the Company, is technically in default. As of March 31, 1997, the bank has made no demand for repayment and has indicated the terms will be adjusted to reflect the change in ownership without adjustment to the terms of the loan agreement.

Revenue

Total revenue, less sales discounts of $711 in 1997 and $417 in 1996, increased from March 31, 1996 to March 31, 1997 from $203,366 to $1,788,752 most significantly, as a result of the Company's Collectible and Fine Art Division, representing $1,245,500 of total revenue. Revenue as a result of the Company's Acquisitions & Consulting Division also added significantly to this quarter's growth. This division, instituted by the Company in the third quarter of 1996, had no operating revenue in the period one year ago and posted revenues of $408,755 in the quarter ending March 31, 1997.

Total revenue from the Company's Network Marketing Division and Burn
Cleansing Solution Division also increased steadily from 1996 to 1997. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products as the system is being built around them.

Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives then earn commissions corresponding to the sales volume generated at their portion of the network.

Total sales of the Company's burn cleansing solution remained moderate during the first quarter. The Company stresses sales to Fortune 500 industrial giants, which is an exhausting task, are expected to increase as name recognition and familiarity increase.

                             Plan of Operation

D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New
York).  D. H. Marketing-New York was organized on January 6, 1994 and has been
actively engaged in business operations since that time.   On September 29,
1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company is segmented into four distinct operations, consisting of the Burn Cleansing Solution Division, Network Marketing Division, the Collectible Division and the Acquisitions & Consulting Division.

Burn Cleansing Solution Division

In 1986, the PREVOR Laboratory of Valmondois, France, developed a revolutionary chemical burn cleansing solution. Unlike current rinsing solutions that dilute chemicals while they continue to burn the skin, diphoterine absorbs the burning molecules on contact, preventing additional exposure to the skin. Diphoterine is effective on the skin for burns resulting from caustic acids, bases and solvent. Testimonies from European Fortune 500 Companies credit diphoterine for improving productivity, decreasing absence, preventing permanent injury and improving employee safety.

Diphoterine is effective on the skin for burns caused by all acids, bases and caustic solvents except white phosphor and hydrofluoric acid. Hexafluorine was developed specifically for use against burns caused by hydrofluoric acid. Both cleansing solutions have been in use in Europe for seven years. European users include Rohm and Haas, IBM, Proctor and Gamble, BASF and DuPont. A Rhone Poulenc five year study showed use of diphoterine decreased both the number of chemical spatters reported and the number of employees requiring emergency treatment due to chemical burns.

Any employee exposed to acids, bases and caustic solvents is at risk of being injured as a result of a chemical spatter. Current good manufacturing practices require cleansing solutions be in close proximity to these employees. But current solutions dilute and wash away only some of the chemical while the remaining chemical continues to attack the body, causing permanent injury and scarring. Diphoterine and hexafluorine are chemical burn cleansing solutions that will absorb all the caustic chemical, normalizing pH levels and stop the burning within seconds.

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

At the close of 1995, the Company had earned over $136,00 in commissions and was the third largest dollar earner within the entire system. At the close of 1996, the Company had earned commissions in excess of $500,000 and was the largest dollar earner within the entire system.

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

Total revenue for this division totaled just over $58,000 in 1995 and over $1,172,698 in 1996. The substantial increase in sales was partially attributable to time. This division commenced activity already one half way through 1995. However, this increase in sales is more attributable to the Company's increased ability to participate in more sizable and profitable activities as a result of its increased asset base and cash position. Evidence to the aforementioned statement is provided in that sales for the first quarter of 1997 alone total $1,245,500 for this division.

Acquisitions and Consulting Division

The Acquisitions and Consulting Division commenced activities late in the third quarter of 1996, acquiring 42% of Qualtronics Corporation, Inc., a contract manufacturer of electromechanical and electronic devices, and provided general consultation services.

The Company is looking for this division to expand significantly in 1997, as the Collectible and Fine Art Division did from 1995 to 1996 and as it has continued to expand in 1997. The Company is looking to acquire additional small growth oriented companies, in addition to commercial real estate, as well as continuing to provide general consultation services.

This division was successful in acquiring an additional 55% of Qualtronics Corporation, Inc. in the first quarter of 1997, increasing its total holdings to 97%.


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

On October 4, 1996, the Company purchased items to be held in inventory, whereby it issued, in reliance upon Section 4(2) of the Securities Act of 1933, 13,487 shares of restricted common stock to nine individuals, valued at $27 per share.

On January 8, 1997, the Company purchased 55% of the issued and outstanding stock of Qualtronics Corporation, Inc., whereby it issued, in reliance upon
Section 4(2) of the Securities Act of 1933, to one shareholder of Qualtronics Corporation, Inc. 2,000 shares of restricted common stock, valued at $27 per share.

On January 13, 1997, the Company purchased items to be held in inventory, whereby it issued, in reliance upon Section 4(2) of the Securities Act of 1933, 100,000 shares of restricted common stock, valued at $27 per share.

On March 6, 1997, the Company purchased items to be held in inventory, whereby it issued, in reliance upon Section 4(2) of the Securities Act of 1933, 150,000 shares of restricted common stock, valued at $11.50 per share.

On April 15, 1997, the Company received 25,000 shares of restricted common stock, valued at $8.25 per share, as payment toward an outstanding receivable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

On April 9, 1997, the Company received notification from T. Christopher Ciesielka, Vice President, Secretary, Officer and Director of the Company, in which he presented his resignation from the aforementioned positions and duties.

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

10.16 Selected Dealer Agreement. (Filed in Amendment No. 1 to Registration Statement.)

10.17 Selected Dealer Agreement - Revised. (Filed in Amendment No. 2 to Registration Statement.)

17.1 Resignation Letter dated April 9, 1997 by T. Christopher Ciesielka, from his positions as an officer and director of the Registrant, filed in this Form 10-QSB.

21. Subsidiaries of the Registrant: Financial Communication Services Inc. (FCS) a corporation organized in the Province of British Columbia, Canada. (Filed with the SEC on March 27, 1997 in Form 10-KSB.)

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

23.9 Consent, dated October 21, 1996, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated October 3, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

23.10 Consent, dated March 12, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated January 29, 1997. (Filed with the SEC on March 27, 1997 in Form 10-KSB.)

23.11 Consent, dated April 30, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated April 9, 1997, filed with the SEC in this Form 10-QSB.

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997, filed with the SEC in this Form 10-QSB.


(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ending 3/31/97.


                            SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


May 5, 1997            By:/s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer