Form 10KSB/A
period 1996-12-31
D H MARKETING & CONSULTING INC
filed 1997-05-12
CIK 933954

FORM 10-KSB/A
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

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

10.16 Selected Dealer Agreement, filed in Amendment No. 1 to Registration Statement and incorporated herein by reference.

10.17 Selected Dealer Agreement - Revised, filed in Amendment No. 2 to Registration Statement and incorporated herein by reference.

17.1 Resignation Letter dated April 9, 1997 by T. Christopher Ciesielka, from his positions as an officer and director of the Registrant. (Filed with the SEC on May 6, 1996, in Form 10-QSB.)

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

23.10 Consent, dated March 12, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated January 29, 1997, filed with the SEC in this Form 10-KSB/A.

23.11 Consent, dated April 30, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated April 9, 1997. (Filed with the SEC on May 6, 1997 in Form 10-QSB.)

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997. (Filed with the SEC on May 6, 1997 in Form 10-QSB.)

27.4 Financial Data Schedule for the year ending December 31, 1996, filed with the SEC in this Form 10-KSB/A.)

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.H. Marketing & Consulting, Inc.
a Nevada Corporation

By:    /s/ DAVID D. HAGEN                Date:  May 7, 1997
       David D. Hagen
       President, Treasurer and
       Chief Financial Officer


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ MARTIN GROSSBACH              Date:  May 8, 1997
       Martin Grossbach
       Director


By:    /s/ MICHAEL J. DAILY              Date:  May 7, 1997
       Michael J. Daily
       Director

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

                    SUBSIDIARIES OF REGISTRANT


Wholly-owned subsidiaries:

     FCS Financial Communication Services, Inc., a Canadian corporation

     Acquisitions & Sales, Inc., a Pennsylvania corporation

42%-owned subsidiary:

     Qualtronics Corporation, Inc., a Pennsylvania corporation

                      NIESSEN, DUNLAP & PRITCHARD, P.C.
             Certified Public Accountants & Business Consultants
                      590 Bethlehem Pike, P.O. Box 606
                            Colmar, PA 18915-0606
                    (215) 997-7200  Fax (215) 997-7295





                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the use of our report, dated January 29, 1997, in this annual report on Form 10-KSB for D.H. Marketing & Consulting, Inc.

                                    /s/ NIESSEN, DUNLAP & PRITCHARD, P.C.
                                    NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
March 12, 1997