Form 10QSB/A
period 1997-03-31
D H MARKETING & CONSULTING INC
filed 1997-05-27
CIK 933954

FORM 10-QSB/A
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

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

3.3 Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on February 12, 1997, filed in this Form 10-QSB/A.

4.0         Specimen stock certificate, filed in this Form 10-QSB/A.

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

10.16 Selected Dealer Agreement. (Filed in Amendment No. 1 to Registration Statement.)

10.17 Selected Dealer Agreement - Revised. (Filed in Amendment No. 2 to Registration Statement.)

17.1 Resignation Letter dated April 9, 1997 by T. Christopher Ciesielka, from his positions as an officer and director of the Registrant, filed in this Form 10-QSB/A.

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

23.11 Consent, dated April 30, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated April 9, 1997, filed with the SEC in this Form 10-QSB/A.

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997, filed with the SEC in this Form 10-QSB/A.


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



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


5/23/97                   By:  /s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer