Form 10QSB
period 1997-06-30
D H MARKETING & CONSULTING INC
filed 1997-08-07
CIK 933954

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                             Yes [X]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997 the issuer had 4,005,341 shares of common stock outstanding, 2,826,341 shares of which are restricted and 1,302,300 shares are free trading. As of June 30, 1997 the issuer had 430 shareholders.

     Transitional Small Business Disclosure Format (Check one);
                     Yes  [ ]    No  [X]

                  PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
      See attached Financial Statements for the quarter ending June 30, 1997.

                  D. H. MARKETING & CONSULTING, INC.
                            and SUBSIDIARIES

                    Consolidated Financial Report

                             June 30, 1997

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
Phone (215) 997-7200
Fax (215) 997-7295


  Independent Accountant's Report on the Consolidated Financial Statements

To the Board of Directors and Stockholders
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania

The accompanying consolidated balance sheet of D.H. Marketing & Consulting, Inc., and Subsidiaries as of June 30, 1997, and the related consolidated statement of income for the three months ended June 30, 1997, and six months ended June 30, 1997 and 1996; and statements of stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996, were not audited by us and, accordingly, we do not express an opinion on them.

The consolidated balance sheet as of December 31, 1996, was audited by us and we expressed an unqualified opinion on it in our report dated January 29, 1997, but we have not performed any auditing procedures since that date.

                                      /s/  NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
July 7, 1997

               D.H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                          Consolidated Balance Sheet
                     June 30, 1997, and December 31, 1996

                                                     1997           1996
                                                  (Unaudited)     (Audited)
                                                  ____________    ___________
          Assets

Current Assets
    Cash                                          $   284,556     $   147,572
    Short-Term Investments
      Certificates of Deposit                         250,000         253,902
    Accounts Receivable, Net of Allowance
      1997 $2,900; 1996 $2,900                      1,233,618         462,026
    Inventory                                       2,013,809         496,776
    Prepaid Expenses and Other                        160,204         152,045
                                                  ___________     ___________
      Total Current Assets                          3,942,187       1,512,321
                                                  ___________     ___________
Investments
     Investments in Qualtronics Corporation, Inc.           0         466,720
     Investments in Universal Network, Inc.         3,650,000               0
     Investments - Other                              491,903          13,195
                                                  ___________     ___________
          Total Investments                         4,141,903         479,915
                                                  ___________     ___________


Property and Equipment - Net                          285,053          22,343
                                                  ___________     ___________

Goodwill - Net                                        259,677               0
                                                  ___________     ___________

Other Assets                                          300,943          37,248
                                                  ___________     ___________


          Total Assets                            $  8,929,763    $ 2,051,827
                                                  ============    ===========


                        See Notes to Financial Statements.
                                        2

              D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                         Consolidated Balance Sheet
                     June 30, 1997 and December 31, 1996

                                                     1997           1996
                                                  (Unaudited)     (Audited)
                                                  ____________    ___________

     Liabilities and Stockholders' Equity

Current Liabilities
   Line of Credit                                 $    250,000    $         0
   Current Portion of Long-Term Debt                    58,993          1,127
   Accounts Payable                                     74,966          5,112
   Accrued Income Taxes                                661,750        154,300
    Other Current Liabilities                           66,344          1,417
                                                  ____________    ___________
     Total Current Liabilities                       1,112,053        161,956


Long-Term Debt                                         225,853          5,412
                                                  ____________    ___________
      Total Liabilities                              1,337,906        167,368
                                                  ____________    ___________

Minority Interest in Subsidiary                         12,359              0
                                                  ____________    ___________

Stockholders' Equity
   Common Stock, 1997 $.0003 Par Value,
   Authorized 75,000,000 Shares;
   Issued and Outstanding 4,005,341 Shares
   (2,826,341 Shares Restricted, 1,302,300 Shares Free Trading)
   1996 - $.001 Par Value, Authorized 25,000,000 Shares;
   Issued and Outstanding 1,166,447 Shares
   (876,947 Shares Restricted,
   289,500 Shares Free Trading                           1,333          1,166
   Additional Paid-In Capital                        6,496,880      1,568,047
   Retained Earnings                                 1,762,535        315,246
                                                  ____________    ___________
                                                     8,260,748      1,884,459
Less Cost of 75,000 Shares of Treasury Stock          (681,250)             0
                                                  ____________    ___________
  Total Stockholders'Equity                          7,579,498      1,884,459

    Total Liabilities and Stockholders'Equity     $  8,929,763    $ 2,051,827
                                                  ============    ===========


                       See Notes to Financial Statements.
                                     3

              D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                        Consolidated Statement of Income
                Three Months Ended June 30, and Six Months Ended
                            June 30, 1997 and 1996
                                 (Unaudited)

                                   1997             1997             1996
                                  Second           Year to          Year to
                                  Quarter           Date             Date
                                __________       ___________      ___________
Sales, Less Discounts
 1997 $2,056; 1996 $26,984      $  4,423,605     $  6,287,747     $   579,749

Cost of Goods Sold                 2,923,998        3,717,279         198,087
                                ____________     ____________     ___________


Gross Profit                       1,499,607        2,570,468         391,662
                                ____________     ____________     ___________

General and Administrative
  Expenses                           382,183          764,366         211,776
                                ____________     ____________     ___________
Other Income (Expense)
   Consulting Fees                   100,000          500,000               0
   Other                              32,944           23,576           6,288
                                ____________     ____________     ___________
  Total Other Income                 132,944          523,576           6,288
 (Expense)                      ____________     ____________     ___________

Net Income Before Income Taxes
 and Minority Interest
 allocation                        1,250,368        2,329,678         186,174
                                 ___________     ____________     ___________

Income Taxes
    Federal                          410,000          740,000               0
    State                             75,000          140,000               0
                                ____________     ____________     ___________
       Total Income Taxes            485,000          880,000               0
                                ____________     ____________     ___________

Net Income before Minority
 Interest in Net Income
 of Subsidiary                       765,368        1,449,678         186,174

Minority Interest in Net
 Income of Subsidiary                  1,774            2,389               0
                                ____________     ____________     ___________

Net Income                      $    763,594     $  1,447,289     $   186,174
                                ============     ============     ===========

Net Income Per Share                 $.19           $.38             $.16
                                ============     ============     ===========
 Weighted Average
 Number of Common Shares           3,950,671        3,818,507       1,129,577
                                ============     ============      ==========

                          See Notes to Financial Statements
                                          4

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                  Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                   Additional  Retained
                     Common Stock    Paid-In   Earnings    Treasury
                  _________________
                  Shares   Amount  Capital    (Deficit)    Stock      Total
               _________  _______  _________  __________  ________   __________

Balance,
 December 31,
    1995       1,119,000  $ 1,119  $ 734,090  $ (369,724) $      0   $ 365,485

Issuance of
 Common Stock     25,000       25    318,725            0        0     318,715

Net Income             0        0          0      186,174        0     186,174
               _________  _______  _________   __________  _______   _________

Balance,
June 30, 1996  1,114,000   $1,144 $1,052,815     (183,550)  $    0  $  870,409
               =========   ====== ===========  ==========    =====  ==========

Balance,
 December 31,
       1996    1,166,447   $1,166  $1,568,047  $  315,246        0  $1,884,459

Issuance of
  Common Stock   102,000      102   2,753,898           0        0   2,754,000

3 for 1 Stock
     Split     2,536,894        0           0           0        0           0

Issuance of
 Common Stock    200,000       65   2,174,935           0        0   2,175,000

Purchase of
 75,000 Shares
 for Treasury
 Stock                 0        0           0           0  (681,250)  (681,250)

 Net Income            0        0           0   1,447,289         0  1,447,289
             ___________  _______  __________  __________  ________  _________

Balance,
 June 30,
 1997          4,005,341  $ 1,333  $6,496,880  $1,762,535 $(681,250)$7,579,498
               =========  =======  ==========  ==========  ========= =========


                      See Notes to Financial Statements.
                                       5

              D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                   Six Months Ended June 30, 1997 and 1996
                                 (Unaudited)
                                                         1997       1996
                                                   ___________   ___________

Cash Flows from Operating Activities
 Net Income                                        $ 1,447,289   $   186,174
 Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used)in Operating
   Activities:
   Depreciation                                         28,466         2,263
   Amortization                                         21,770         8,103
   Gain on Sale of Investment                          (75,000)            0
   Minority Interest in Net Income of Subsidiary         2,389             0
   Change in Assets and Liabilities
    (Increase) Decrease in:
      Accounts Receivable                           (5,010,100)      (48,112)
      Inventory                                     (3,423,578)     (153,590)
      Prepaid Expenses and Other                      (253,408)      (10,186)
    Increase (Decrease) in:
      Accounts Payable                                 364,012        (1,268)
      Accrued Income Taxes                             507,450             0
      Other Current Liabilities                         28,564        (7,383)
                                                   ___________     __________
  Net Cash Provided by Operating Activities            485,010       (23,999)
                                                   ___________     __________

Cash Flows from Investing Activities
 Purchase of Short-Term Investments
     Certificates of Deposit                           (250,000)            0
 Proceeds from Sale of Investment                       200,000             0
 Redemption of Certificate of Deposit                   253,902             0
 Purchase of Investments                               (728,708)       (5,795)
 Purchase of Property and Equipment                    ( 15,554)      (16,792)
 Acquisition of Subsidiary, Qualtronics
    Corporation, Inc., Net of Cash                      (26,496)            0
                                                    ___________    __________
  Net Cash Used in Investing Activities                (566,856)      (22,587)
                                                    ___________    __________

Cash Flows from Financing Activities
   Net Borrowings on Line of Credit                     250,000             0
   Net Proceeds from Issuance of Common Stock                 0       318,750
   Principal Payments on Note Payable - Officer               0       (54,371)
   Principal Payments on Long-Term Debt                 (31,170)         (324)
                                                     ___________   __________
  Net Cash Provided by (Used In) Financing Activities   218,830       264,055
                                                     __________    __________

Net Increase in Cash                                    136,984       217,469

Cash
 Beginning                                              147,572       171,098
                                                     __________    __________

 Ending                                                $284,556       388,567
                                                     ==========    ==========


                      See Notes to Financial Statements.

               D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                        1997           1996
                                                     ___________    __________

                               (Continued)

Supplemental Disclosures of Cash Flow
 Information Cash Payments for Interest              $     35,814   $      308
                                                     ============   ==========

Supplemental Schedule of Noncash
 Investing and Financing Activities
  Capital Lease Obligations Incurred
   for Use of Equipment                              $          0   $    7,375
                                                     ============   ==========
  Purchase of Inventory through
   Issuance of Company Stock                         $  4,425,000   $  318,750
                                                     ============   ==========
Purchase of Investments through
Issuance of Common Stock                             $    450,000   $        0
                                                     ============   ==========

Acquisition fo Investment in Satisfaction
 of Accounts Receivable                              $  3,650,000    $       0
                                                     ============    =========
Acquisition of Treasury Stock
 in Satisfaction ofAccounts Receivable               $    681,250    $       0
                                                     ============    =========
Acquisition of Subsidiary,
 Qualtronics Corporation, Inc.
  Working Capital Assumed Net
   of Cash of $48,504                                $    295,899
  Fair Value of Other Assets Acquired,
   Principally Property and Equipment                     297,421
   Cost in Excess of Net Assets Acquired                  273,343
   Company Investment in Qualtronics
    Corporation, Inc as of December 1996                 (466,720)
    Long-Term Debt Assumed                               (309,477)
    Minority Interests                                     (9,970)
    Issuance of Company Common Stock                      (54,000)
                                                      ___________

      Net Cash Paid in January 1997 to
       Acquire Qualtronics Corporation, Inc           $    26,496
                                                      ===========

                         See Notes to Financial Statements.
                                         7

                D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                   June 30, 1997
                                    (Unaudited)

1.  Significant Accounting Policies

    Nature of Business
    D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994. On September 29, 1994, the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing & Consulting, Inc., the New York corporation. The Company is engaged in four main areas of business: marketing and distributing of chemical burn cleansing solutions (the solutions have been in use in Europe for six years); the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible asset collectibles; network marketing;and general consultation to and possible acquisition of small growth oriented companies. The Company markets its products throughout the continental United States and Canada.

    Qualtronics Corporation, Inc., a 97%-owned subsidiary, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid microcircuit technologies. Qualtronics' customers are predominately in northeastern U.S.

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Qualtronics Corporation, Inc., a 97%-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Investment in Common Stock of Universal Network, Inc.
    The company is accounting for its 28% investment in Universal network, Inc., by the equity method of accounting under which the Company's share of the net income or loss of the entity is recognized in the Company's income statement and added to or deducted from the investment account, and dividends received from the subsidiary are treated as a reduction of the investment account.

    Property and Equipment
    Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

    Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

    Other Assets
    Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At Junr 30, 1997, the net unamortized balance was $21,129.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               June 30, 1997
                                 (Unaudited)

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

     Operating results for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the operating results for the full fiscal year.

3.   Inventory

     Inventories consisted of the following:

          Artwork and Collectibles                       $ 1,868,432

          Work in Process and Raw Materials -
               Qualtronics Corporation, Inc.                 145,377
                                                         ___________
                                                         $ 2,013,809
                                                         ===========

     Artwork and collectibles are valued on a specific identified cost basis, while other inventory is valued on a first-in, first-out basis at the lower cost or market.

     Inventory with a value of $4,425,000 was acquired by the issuance of Company common stock during the period January 1, 1997, to June 30, 1997.

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1997
                                 (Unaudited)

3.  Qualtronics Corporation, Inc.

    On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc., with its results from operations reflected in the consolidated financial statement since January 9, 1997.

    The following unaudited pro forma information combines the results of the Company and Qualtronics Corporation, Inc., as if the acquisition had occurred at the beginning of the periods presented.

                                               June 30,
                                   ________________________________
                                       1997                1996
                                   ____________        ____________

     Sales                         $  6,287,747        $  1,274,326
     Cost of Goods Sold               3,717,279             510,786
                                    ___________         ___________
     Gross Profit                     2,570,468             763,540

     General and
     Administrative Expenses            764,366             632,693
     Other Income (Expenses)            523,576             (10,993)
                                    ___________        ___________
     Net Income Before
     Income Taxes and
     Minority Interest Allocation     2,329,678             119,854

     Income Tax (Benefit)               880,000              (2,640)
                                    ___________        ____________
     Net Income Before Minority
     Interest in Net Income (Loss)
     of Subsidiary                    1,449,678             122,494

     Minority Interest in Net
     Income (Loss) of Subsidiary          2,389              (1,910)
                                   ____________         ___________
     Net Income                    $  1,447,289         $   124,404
                                   ============         ===========

     Net Income Per Share               $0.38                $0.11
                                   ============         ===========

     Weighted Average Number of
          Common Shares               3,818,507            1,129,577
                                   ============         ============

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1997
                                 (Unaudited)


4.   Lines of Credit

     On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permit borrowing up to $250,000 on each line. Interest on the first line is charged monthly on the outstanding balance at 1.5% in excess of interest paid by the bank on the certificate of deposit which is the collateral of the first line. Interest on the second line is charged monthly on the outstanding balance at the lender's prime rate. The second line is secured by 50,000 shares of common stock of the Company and its inventory, property and equipment, and accounts receivable. At June 30, 1997, the outstanding balance of the first line is $250,000 with an interest rate of 6.75%. There is no outstanding balance on the second line at June 30, 1997.

5.   Investment in Universal Network, Inc.

     The Company has received 1,825,000 shares of Universal Network, Inc., in satisfaction of accounts receivable from the entity. As of June 30, 1997, this represented 28% of the outstanding stock of the entity, for a total investment of $3,650,000.

     Universal Network, Inc., is involved in the network marketing of bullion and numismatic coins, artwork, jewelry, and other assorted tangible asset collectibles.

6.   Common Stock Split

     On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. Par value of the common stock has been adjusted for the three-for-one stock split. Authorized shares have been increased to 75,000,000 shares.

7.   Stock Options

     On September 6, 1996, the Company made available to key employees a plan for granting options on the Company's stock. The options are for a three-year period from September 6, 1996. Such options are fully vested when exercised. The options will exist for restricted securities which typically require the shareholder to hold for a period of two years before they may be sold, in whole or in part. Options numbering 55,000
     (165,000 options after giving effect of the Company's three-for-one stock split) have been granted, exercisable into an equal number of shares of common restricted stock at an exercise price of $20 5/8 per share (prior to three-for-one stock split), the closing price of the publicly-traded shares as of September 6, 1996.

         D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
              Notes to Consolidated Financial Statements
                             June 30, 1997
                               (Unaudited)


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

     On January 13, 1997, 250,000 options were granted to a certain individual for a five-year period from January 13, 1997 (750,000 options after giving effect of the Company's three-for-one stock split). These options are for restricted securities, are fully vested to the individual and are exercisable into shares of common restricted at $9 per share after giving effect of the Company's three-for-one stock split.



                                                       June 30,
                                                         1997
                                                     ____________

          Outstanding Options
          (after effect of stock split)
           September 6, 1996                            165,000
           January 7, 1997                            1,200,000
           January 13, 1997                             750,000
                                                     ____________
                                                      2,115,000
                                                     ============

     No options were exercised, forfeited, or expired during the period January 1, 1997, to June 30, 1997.

     At June 30, 1997, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under this plan. Had compensation cost for the plan been determined based on the grant date and fair values of options, and estimated options to be exercised, reported net income and earnings per share would have been reduced. Management does not believe any of the current options will be exercised.

     Fair value was calculated using the following factors:

                                  January 7, 1997     January 13, 1997
                                  _______________     ________________

       o    Risk-free Interest
            Rate                       6.02%               6.02%

       o    Expected Life             3 Years             5 years

       o    Expected Volatility         25%                 25%

       o    Expected Dividends          None               None

       o    Estimated Fair Value
            Per Options                $6.77               $6.77
                                       =====               =====

               D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 1997
                                 (Unaudited)


8.   Facility Lease

     Qualtronics Corporation, Inc., leases its facility under a lease that expires on November 30, 2002. The lease provides that, in addition to the monthly rent, the lessee pay 16.64% of the cost of real estate taxes, all risk insurance, and common area charges. These costs will be considered as additional rent. The Company will also pay the cost of utilities.

     The total future minimum rental commitment at June 30, 1997, under these leases is $507,910, which is due as follows:

            Year Ending
             June 30,                                      Amount
            ____________                                 ___________

               1997                                      $    93,768
               1998                                           93,768
               1999                                           93,768
               2000                                           93,768
               2001                                           93,768
     2002 and Thereafter                                      39,070
                                                         ___________
                                                         $   507,910
                                                         ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND
          PLAN OF OPERATION.

                  Management's Discussion and Analysis

Overview

D. H. Marketing & Consulting, Inc.'s (the "Company") Initial Public Offering became effective with the Securities Exchange Commission on August 11, 1995. The Company completed its Initial Public Offering October 11, 1995, having sold 119,000 shares and received net proceeds of $537,990.

The proceeds of the Initial Public Offering significantly increased the Company's working capital, cash availability, inventory and general business capabilities. Shares first traded on the NASD Bulletin Board on January 4, 1996 at $5 per share under the symbol "DHMK."

On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, June 30, 1997, ending the second quarter of 1997, shares were traded at the closing price of 14 1/2.

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

Selected Financial Data

     Sales                                      1996         1995      1994
                                             __________  _________  _________

     Network Marketing                       $  556,393  $  136,425  $      0
     Collectibles                             1,172,698      58,500         0
     Burn Cleansing Solution                     38,265      50,541    44,200
     Acquisitions & Consulting                  250,000           0         0
     Total Operating Revenue, Less Discounts  1,767,356     245,466    44,200
     Net Gain (Loss) Before Income Taxes        917,970    (186,082) (183,642)

     Net Gain (Loss) Per Share Before           .80         (.18)       (.23)
          Income Taxes

                                                 1/1/97-            1/1/96-
     Sales                                       6/30/97            6/30/96
                                              ___________       ____________

     Network Marketing                        $   282,249       $    221,934
     Collectibles                               5,008,209            376,996
     Burn Cleansing Solution                       19,922             20,813
     Acquisitions & Consulting                    647,253                  0
     Other Revenue                                      0                  0
     Total Operating Revenue                    5,957,633            589,749
     Net Income Prior to Tax                    2,327,289            186,174

     Net Income Per Share Prior to Tax            $.61                 $.16

     Weighted Average Number of Common Shares   3,818,507          1,163,588

Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and increased revenues, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted net pre-tax income of $41,519, $140,095, $218,566 and $517,790 in the first, second, third and fourth quarters of 1996, respectively, which would indicate management's expectations were correct. In 1997, the Company has posted pre-tax income of $1,078,695 and $1,248,594 respectively in the first and second quarters.

The Company has recently posted net pre-tax income of $1,248,594 in the second quarter of 1997 and has recorded Total Current Assets of $3,942,187 and Total Investments of $4,141,903 as of June 30, 1997. In addition, Total Stockholders' Equity at June 30, 1997 was $7,579,498 and the Company had a Market Capitalization of $55,368,352.

Capital Resources

On June 30, 1997, the Company had recorded Total Current Assets of
$3,942,187 and Total Investments of $4,141,903, of which $534,556 was held in cash and cash equivalents and $2,013,809 was held in inventory at cost. Approximate Total Current Assets at June 30, 1996 was $809,478 of which $388,567 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses increased from $211,776 on June 30, 1996 to $764,366 on June 30, 1997. The most significant increases were due to increased employment, advertising and general office activity.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of a Capital Lease for Office Equipment that totaled $5,993 in current and long-term debt.

At June 30, 1997, the outstanding balance of the Company's lines of credit was $250,000 with an interest rate of $6.75%.

Qualtronics Corporation, Inc. ("QCI"), a subsidiary of the Company, contributed toward $397,638 of Total Liabilities reflected on the Company's Consolidated Financial Statements dated June 30, 1997, of which $220,441 was considered long-term debt. The long-term debt of the subsidiary consists of a note payable and obligation under capital lease for machines used in its manufacturing process. The note payable is a seven-year term loan due in 84 equal monthly installments of $2,976 plus interest at prime plus 2.25%. The final payment is due in April 2003. The loan is secured by the assets of QCI and, as a result of the acquisition by the Company, is technically in default. As of June 30, 1997, the bank has made no demand for repayment and has indicated the terms will be adjusted to reflect the change in ownership without adjustment to the terms of the loan agreement.

Revenue

Total revenue, less sales discounts of $2,056 in 1997 and $26,984 in 1996, increased from June 30, 1996 to June 30, 1997 from $589,749 to $6,287,747 most significantly, as a result of the Company's Collectible and Fine Art Division, representing $5,008,209 of total revenue. Revenue as a result of the Company's Acquisitions & Consulting Division also added significantly to this quarter's growth. This division, instituted by the Company in the third quarter of 1996, had no operating revenue in the period one year ago and posted revenues of $647,253 year to date as of June 30, 1997.

Total revenue from the Company's Network Marketing Division also increased steadily from 1996 to 1997. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products as the system is being built around them.

Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives then earn commissions corresponding to the sales volume generated at their portion of the network.

Revenue related to the Company's Burn Cleansing Solution Division remains moderate to steady as representatives continue to develop relationships with industrial consumers and expand upon the product's visibility.


                             Plan of Operation

D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
D. H. Marketing & Consulting, Inc., a New York corporation ("D. H. Marketing-New York"). D. H. Marketing-New York was organized on January 6, 1994 and has
been actively engaged in business operations since that time.   On September
29,1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company is segmented into four distinct operations, consisting of the Burn Cleansing Solution Division, Network Marketing Division, the Collectible Division and the Acquisitions & Consulting Division.

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

Network Marketing Division

During the second quarter of 1995, The Company became a Representative within Universal Network, Inc.'s Network Marketing system. In the system, representatives sell products and qualify retail sales centers with items of intrinsic and/or collectible value. In addition, by purchasing these items, representatives are also eligible to earn commission and/or sell products.

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

Total revenue for this division totaled just over $58,000 in 1995 and over $1,172,698 in 1996. The substantial increase in sales was partially attributable to time. This division commenced activity already one half way through 1995. However, this increase in sales is more attributable to the Company's increased ability to participate in more sizable and profitable activities as a result of its increased asset base and cash position. Evidence to the aforementioned statement is provided in that sales for the first half of 1997 alone total $5,008,209 for this division.

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

On May 5, 1997, the Company purchased 450,000 common shares of Frama,
Inc., whereby it issued, in reliance upon Section 4(2) of the Securities
Act of 1933, 50,000 shares of restricted common stock, valued at $9 per share.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 1997, the Company held its Annual Meeting of the Stockholders in which a majority of the stockholders elected or re-elected (as the case may be) the following individuals to the Board of Directors:

          David D. Hagen
          Michael J. Daily
          Martin Grossbach
          Steve Krakonchuk
          Davis R. Chant

ITEM 5.   OTHER INFORMATION

Not applicable.

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

10.12 Independent Contractor Agreement between D.H. Marketing & Consulting, Inc., a Nevada Corporation and Stevie Holland. (Filed with SEC on April 14, 1995, in Registration Statement.)

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

23.11 Consent, dated April 30, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated
            April 9, 1997. (Filed with the SEC on May 27, 1997 in Form
            10-QSB/A.)

23.12 Consent, dated July 28, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated
            July 7, 1997, filed with the SEC in this Form 10-QSB.

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997. (Filed with the SEC on May 27, 1997 in Form 10-QSB/A.)

27.4 Financial Data Schedule for the 6-month period ending June 30, 1997, filed with the SEC in this Form 10-QSB.


(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ending 6/30/97.


                            SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


8/7/97                    By:  /s/ DAVID D. HAGEN
Date                      David D. Hagen
                          President, Treasurer and Chief Financial Officer