Form 10QSB
period 1997-09-30
D H MARKETING & CONSULTING INC
filed 1997-12-03
CIK 933954

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C., 20549
(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

                             Yes [X]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997 the issuer had 4,005,341 shares of common stock outstanding, 2,510,441 shares of which are restricted and 1,494,900 shares are free trading. As of September 30, 1997 the issuer had 434 shareholders.

     Transitional Small Business Disclosure Format (Check one);
                     Yes  [ ]    No  [X]

                  PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

      See attached Financial Statements for the quarter ending September 30, 1997.

                  D. H. MARKETING & CONSULTING, INC.
                            and SUBSIDIARIES

                    Consolidated Financial Report

                           September 30, 1997

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
Phone (215) 997-7200
Fax (215) 997-7295


  Independent Auditor's Report on the Consolidated Financial Statements

To the Board of Directors and Stockholders
D.H. Marketing & Consulting, Inc.
Milford, Pennsylvania

We have audited the accompanying consolidated balance sheet of D.H. Marketing & Consulting, Inc., and Subsidiaries as of September 30, 1997, and December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with the terms of our engagement for the nine months ended September 30, 1997, we did not audit the financial statements for that period of Universal Network of America, Inc., a 24% owned affiliate. The Company's investment in that affiliate is stated at $3,331,800 at September 30, 1997, and its equity in the loss of that affiliate of $318,200, is included in net income for the nine months then ended. We were unable to satisfy ourselves as to the carrying value of the investment in the affiliate or the equity in its earnings by other auditing procedures. See Note 5 for condensed Universal Network of America, Inc., unaudited financial data.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the affiliate investment and earnings, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D.H. Marketing & Consulting, Inc., and Subsidiaries as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the nine months ended September 30, 1997, in conformity with generally accepted accounting principles. The consolidated statements of income, stockholders' equity, and cash flows for the nine months ended September 30, 1996, were not audited by us and, accordingly, we do not express an opinion on them.


                                      /s/  NIESSEN, DUNLAP & PRITCHARD, P.C.
                                      NIESSEN, DUNLAP & PRITCHARD, P.C.

Colmar, Pa.
November 3, 1997

               D.H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                          Consolidated Balance Sheet
                   September 30, 1997, and December 31, 1996

                                                     1997           1996
                                                  ____________    ___________
          Assets

Current Assets
    Cash                                          $    60,313     $   147,572
    Short-Term Investments
      Certificate of Deposit                          250,000         253,902
    Accounts Receivable, Net of Allowance
      1997 $2,900; 1996 $2,900                      2,171,052         462,026
    Inventory                                       1,117,789         496,776
    Prepaid Expenses and Other                        135,983         152,045
                                                  ___________     ___________
      Total Current Assets                          3,735,137       1,512,321
                                                  ___________     ___________
Investments
    Investments in Qualtronics Corporation, Inc.            0         466,720
    Investments in Universal Network of
      America, Inc.                                 3,331,800               0
    Investments in Frama, Inc.                      1,450,000               0
    Investments - Other                                48,903          13,195
                                                  ___________     ___________
          Total Investments                         4,830,703         479,915
                                                  ___________     ___________


Property and Equipment, Net of Accumulated
    Depreciation, 1997 $425,617; 1996 $5,743          280,649          22,343
                                                  ___________     ___________

Goodwill, Net of Accumulated Amortization
    1997 $20,501                                      252,843               0
                                                  ___________     ___________

Other Assets, Including a Deferred Tax
    Asset 1997 $129,200                               426,092          37,248
                                                  ___________     ___________


          Total Assets                            $ 9,525,424     $ 2,051,827
                                                  ===========     ===========


                        See Notes to Financial Statements.
                                        2

              D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                         Consolidated Balance Sheet
                  September 30, 1997 and December 31, 1996

                                                     1997           1996
                                                  ____________    ___________

     Liabilities and Stockholders' Equity

Current Liabilities
   Line of Credit                                 $    350,000    $         0
   Current Portion of Long-Term Debt                    58,707          1,127
   Accounts Payable                                    190,763          5,112
   Accrued Income Taxes                              1,082,400        154,300
   Other                                                75,408          1,417
                                                  ____________    ___________
     Total Current Liabilities                       1,757,278        161,956


Long-Term Debt                                         211,174          5,412
                                                  ____________    ___________
      Total Liabilities                              1,968,452        167,368
                                                  ____________    ___________

Minority Interest in Subsidiary                         12,166              0
                                                  ____________    ___________

Stockholders' Equity
   Common Stock, 1997 $.0003 Par Value,
   Authorized 75,000,000 Shares;
   Issued and Outstanding 4,005,341 Shares
   (2,510,441 Shares Restricted, 1,494,900 Shares Free Trading)
   1996 - $.001 Par Value, Authorized 25,000,000 Shares;
   Issued and Outstanding 1,166,447 Shares
   (876,947 Shares Restricted,
   289,500 Shares Free Trading                           1,333          1,166
   Additional Paid-In Capital                        6,496,880      1,568,047
   Retained Earnings                                 2,459,093        315,246
                                                  ____________    ___________
                                                     8,957,306      1,884,459
Less Cost of 125,000 Shares of Treasury Stock       (1,412,500)             0
                                                  ____________    ___________
  Total Stockholders' Equity                         7,544,806      1,884,459

    Total Liabilities and Stockholders' Equity     $ 9,525,424    $ 2,051,827
                                                  ============    ===========


                       See Notes to Financial Statements.
                                     3

              D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                        Consolidated Statement of Income
                  Three Months Ended September 30, 1997 and
                Nine Months Ended September 30, 1997 and 1996


                                   1997             1997             1996
                                   Third           Year to          Year to
                                  Quarter           Date             Date
                                __________       ___________      ___________
                                                                  (Unaudited)

Sales, Less Discounts
 1997 $4,622; 1996 $40,983      $ 3,267,297      $ 9,555,044      $   986,877

Cost of Goods Sold                1,405,115        5,122,394          313,810
                                ____________     ____________     ___________


Gross Profit                      1,862,182        4,432,650          673,067
                                ____________     ____________     ___________

General and Administrative
  Expenses                          431,827        1,196,193          318,108
                                ____________     ____________     ___________

Other Income (Expense)
   Consulting Fees                        0          500,000          100,000
   Equity Earnings (Loss) in
     Universal Network of
     America, Inc.                 (318,200)        (318,200)               0
   Other                            (14,654)           8,922            9,178
                                ____________     ____________     ___________
  Total Other Income (Expense)     (332,854)         190,722          109,178
                                ____________     ____________     ___________

Income Before Income Taxes
   and Minority Interest in Net
   Income of Subsidiary           1,097,501        3,427,179          464,137
                                 ___________     ____________     ___________

Income Taxes
   Federal                          453,000        1,193,000           13,000
   State                             77,336          217,336           46,400
   Deferred Tax Benefit            (129,200)        (129,900)               0
                                ____________     ____________     ___________
       Total Income Taxes           401,136        1,281,136           59,400
                                ____________     ____________     ___________

Income before Minority
   Interest in Net Income
   of Subsidiary                    696,365        2,146,043          404,737

Minority Interest in Net
   Income of Subsidiary                (193)           2,196                0
                                ____________     ____________     ___________

Net Income                      $    696,558     $ 2,143,847      $   404,737
                                ============     ============     ===========

Net Income Per Share                 $.18           $.55             $.36
                                ============     ============     ===========
Weighted Average
 Number of Common Shares           3,881,428       3,883,667        1,135,335
                                ============     ============      ==========

                          See Notes to Financial Statements
                                          4

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity
                Nine Months Ended September 30, 1997 and 1996

                                   Additional  Retained
                     Common Stock    Paid-In   Earnings    Treasury
                  _________________
                  Shares   Amount  Capital    (Deficit)    Stock      Total
               _________  _______  _________  __________  ________   __________
               ------------------------(Unaudited)----------------------------

Balance,
 December 31,
    1995       1,119,000  $ 1,119  $ 734,090  $ (369,724) $      0   $ 365,485

Issuance of
 Common Stock     33,960       34    496,796           0         0     496,830

Net Income             0        0          0     404,737         0     404,737
               _________  _______  _________   __________  _______   _________

Balance,
September
30, 1996       1,152,960   $1,153 $1,230,886   $  35,013  $      0  $1,267,052
               =========   ====== ===========  ==========  =======  ==========

                                   Additional  Retained
                     Common Stock    Paid-In   Earnings    Treasury
                  _________________
                  Shares   Amount  Capital    (Deficit)    Stock      Total
               _________  _______  _________  __________  ________   __________

Balance,
 December 31,
       1996    1,166,447   $1,166  $1,568,047 $  315,246  $      0   $1,884,459

Issuance of
  Common Stock   102,000      102   2,753,898          0         0    2,754,000

3 for 1 Stock
     Split     2,536,894        0           0          0         0           0

Issuance of
 Common Stock    200,000       65   2,174,935          0         0   2,175,000

Purchase of
 125,000 Shares
 for Treasury
 Stock                 0        0           0          0 (1,412,500)(1,412,500)

 Net Income            0        0           0  2,143,847          0  2,143,847
             ___________  _______  __________  __________  ________  _________

Balance,
 September 30,
 1997          4,005,341  $ 1,333  $6,496,880 $2,459,093$(1,412,500)$7,544,806
               =========  =======  ==========  ==========  ========= =========


                      See Notes to Financial Statements.
                                       5

              D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996

                                                        1997       1996
                                                   ___________   ___________
                                                                 (Unaudited)

Cash Flows from Operating Activities
 Net Income                                        $ 2,143,847   $   404,737
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation                                         45,299         3,444
   Amortization                                         32,655        12,155
   Gain on Sale of Investment                          (75,000)            0
   Deferred Income Tax Benefit                        (129,200)            0
   Undistributed Loss of Universal
        Network of America, Inc.                       318,200             0
   Minority Interest in Net Income of Subsidiary         2,196             0
   Change in Assets and Liabilities, Net of
       Effects from Purchase of Qualtronics
       Corporation:
    (Increase) Decrease in:
      Accounts Receivable                           (7,678,786)     (245,017)
      Inventory                                      4,319,598      (106,827)
      Prepaid Expenses and Other                      (229,185)      (33,422)
    Increase (Decrease) in:
      Accounts Payable                                 479,809       148,732
      Accrued Income Taxes                             928,100        59,400
      Other                                             37,627        (1,852)
                                                   ___________     __________
  Net Cash Provided by Operating Activities            195,160       241,350
                                                   ___________     __________

Cash Flows from Investing Activities
 Purchase of Certificate of Deposit                   (250,000)            0
 Redemption of Certificate of Deposit                  253,902             0
 Proceeds from Sale of Investment                      200,000             0
 Purchase of Investments                              (735,708)     (291,610)
 Purchase of Property and Equipment                   ( 27,982)      (16,789)
 Acquisition of Subsidiary, Qualtronics
    Corporation, Inc., Net of Cash                     (26,496)            0
                                                    ___________    __________
  Net Cash Used in Investing Activities               (586,284)     (308,399)
                                                    ___________    __________

Cash Flows from Financing Activities
   Net Borrowings on Lines of Credit                   350,000             0
   Net Proceeds from Issuance of Common Stock                0       318,750
   Principal Payments on Note Payable - Officer              0       (60,371)
   Principal Payments on Long-Term Debt                (46,135)         (577)
                                                     ___________   __________
  Net Cash Provided by Financing Activities            303,865       257,802
                                                     __________    __________

Net Increase (Decrease) in Cash                        (87,259)      190,753

Cash
 Beginning                                             147,572       171,096
                                                     __________    __________

 Ending                                               $ 60,313     $ 361,849
                                                     ==========    ==========


                      See Notes to Financial Statements.

               D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996

                                                      1997           1996
                                                   ___________    __________
                                                                  (Unaudited)

                               (Continued)

Supplemental Disclosures of Cash Flow
 Information
   Cash Payments for:
     Interest                                      $    40,324    $     530
                                                   ===========    ==========

     Income Taxes                                  $   479,375    $       0
                                                   ===========    ==========

Supplemental Schedule of Noncash
 Operating, Investing and Financing Activities
  Capital Lease Obligations Incurred
   for Use of Equipment                            $         0    $    7,375
                                                   ===========    ==========
  Purchase of Inventory through
   Issuance of Company Stock                       $ 4,425,000    $        0
                                                   ===========    ==========
  Purchase of Investments through
   Issuance of Common Stock                        $   450,000    $  178,080
                                                   ===========    ==========

  Acquisition of Investment in Satisfaction
   of Accounts Receivable                          $ 4,650,000    $        0
                                                   ===========    ==========
  Acquisition of Treasury Stock
   in Satisfaction of Accounts Receivable          $ 1,412,500    $        0
                                                   ============   ==========
  Acquisition of Subsidiary,
      Qualtronics Corporation, Inc.
    Working Capital Assumed Net
      of Cash of $48,504                           $   295,899
    Fair Value of Other Assets Acquired,
      Principally Property and Equipment               297,421
    Cost in Excess of Net Assets Acquired              273,343
    Company Investment in Qualtronics
      Corporation, Inc as of December 1996            (466,720)
    Long-Term Debt Assumed                            (309,477)
    Minority Interests                                  (9,970)
    Issuance of Company Common Stock                   (54,000)
                                                   ___________

     Net Cash Paid in January 1997 to
       Acquire Qualtronics Corporation, Inc        $    26,496
                                                   ===========

                         See Notes to Financial Statements.
                                         7

                D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                   September 30, 1997


1.  Significant Accounting Policies

    Nature of Business
    D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994. On September 29, 1994, the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing & Consulting, Inc., the New York corporation. The Company is engaged in four main areas of business: marketing and distributing of chemical burn cleansing solutions (the solutions have been in use in Europe for six years); the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible asset collectibles; network marketing; and general consultation to and possible acquisition of small growth oriented companies. The Company markets its products throughout the continental United States, Canada and Europe.

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

    Investment in Common Stock

    Universal Network, Inc.
    The company is accounting for its investment in Universal Network of America, Inc., a 24% owned affiliate, by the equity method of accounting under which the Company's share of the net loss of the affiliate is recognized as an expense in the Company's statement of income.

    The fiscal year of the affiliate ends on December 31, and the Company intends to follow the practice of recognizing its share of the net income or loss of the affiliate on a quarterly basis. Therefore, the Company's share of the unaudited net loss of the affiliate for the nine months ended September 30, 1997, is reported in the Company's statement of income.

    Frama, Inc.
    The Company is accounting for its 11% investment in the common stock of Frama, Inc., at cost. The common stock of Frama, Inc., is not publicly traded.

    Property and Equipment
    Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

    Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

                D. H. MARKETING & CONSULTING, INC. and SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                  September 30, 1997

1.  Significant Accounting Policies (Continued)

    Other Assets
    Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At September 30, 1997, the net unamortized balance was $17,948.

    Fair Value of Financial Instruments

    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

    Income Taxes
    Income taxes are provided for by the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the basis of the investment in Universal Network of America, Inc., for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

    The entire deferred tax asset in the amount of $129,200 relates to the investment in Universal Network of America, Inc.

    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventory

    Inventories consisted of the following:

          Artwork and Collectibles                       $   827,060

          Work in Process and Raw Materials -
               Qualtronics Corporation, Inc.                 290,729
                                                         ___________
                                                         $ 1,117,789
                                                         ===========

     Artwork and collectibles are valued on a specific identified cost basis, while other inventory is valued on a first-in, first-out basis at the lower of cost or market.

     Inventory with a value of $4,425,000 was acquired by the issuance of Company common stock during the period January 1, 1997, to September 30, 1997.

             D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                September 30, 1997


3.  Qualtronics Corporation, Inc.

    On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc., with its results from operations reflected in the consolidated financial statement since January 9, 1997.

    The following pro forma information combines the results of the Company and Qualtronics Corporation, Inc., as if the acquisition had occurred at the beginning of the periods presented.

                                               September 30,
                                   ________________________________
                                       1997                1996
                                   ____________        ____________
                                                        (Unaudited)

     Sales                         $  9,555,044        $  2,139,977
     Cost of Goods Sold               5,080,064             836,998
                                    ___________         ___________
     Gross Profit                     4,474,980           1,302,979

     General and
     Administrative Expenses          1,196,193             997,450
     Other Income (Expenses)            466,592             117,551
                                    ___________         ___________
     Income Before Income Taxes and
        Minority Interest in Net
        Income of Subsidiary          3,745,379             423,080

     Income Tax                       1,391,336              56,760
                                    ___________        ____________
     Income Before Minority Interest
       in Net Income of Subsidiary    2,354,043             366,320

     Minority Interest in Net
       Income of Subsidiary              (2,196)             (1,152)
                                    ____________       ____________
     Net Income                     $ 2,351,847        $    365,168
                                    ============       ============

     Net Income Per Share               $0.61              $0.32
                                   ============        ============

     Weighted Average Number of
       Common Shares                 3,883,667            1,135,335
                                   ============        ============

4.   Lines of Credit

     On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permit borrowing up to $250,000 on each line. Interest on the first line is charged monthly on the outstanding balance at 1.5% in excess of interest paid by the bank on the certificate of deposit which is the collateral of the first line. Interest on the second line is charged monthly on the outstanding balance at the lender's prime rate. The second line is secured by 50,000 shares of common stock of the Company and its inventory, property and equipment, and accounts receivable. At September 30, 1997, the outstanding balance of the first line is $250,000 with an interest rate of 6.75%. The outstanding balance of the second line is $100,000 with an interest rate of 8.5%.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1997

5.  Investment in Universal Network of America, Inc.

    Condensed unaudited financial information of Universal Network of America, Inc., as of September 30, 1997, and for the nine months then ended, is as follows:

                   Assets

      Current Assets
         Cash                                          $    202,989
         Inventory                                        5,311,755
         Other                                               29,765
                                                       ____________
                                                          5,544,509

      Equipment and Leasehold Improvements Less
       Accumulated Depreciation and Amortization            117,480

      Other Assets                                          128,917
                                                       ____________
                                                       $  5,790,906
                                                       ============

             Liabilities and Stockholders' Equity

      Current Liabilities
         Accounts Payable and Accrued Expenses         $  1,251,306

      Long-Term Debt                                          5,005

      Stockholders' Equity                                4,534,595
                                                       ____________
                                                       $  5,790,906
                                                       ============

      Net Sales                                        $  3,303,109
      Cost of Sales                                       2,856,753
                                                       ____________
         Gross Profit                                       446,356

      Selling, General, and Administrative Expenses       1,296,274
                                                       ____________
      Net Loss                                         $   (849,918)
                                                       =============

    The carrying value of the Company's investment exceeded its share of the underlying equity in the unaudited net assets of Universal Network of America, Inc., by $2,385,300 at September 30, 1997. The excess is being amortized over 10 years using the straight-line method. Amortization for the period ended September 30, 1997, was $103,700, and is included as a deduction to the Company's investment and as an addition to the loss of the affiliate.

    Universal Network of America, Inc., has suffered cumulative losses through September 30, 1997, of $1,183,674. The common stock of Universal Network of America, Inc., is not publicly traded.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1997


6.   Related Party Transaction

   During the period January 1, 1997, to September 30, 1997, the Company had various transactions with its 24% affiliate which included: receipt of consulting income of $500,000, sales of collectibles of $4,098,400, and receipt of other payments of income of $231,400. During this period, the Company accepted shares of common stock in the affiliate, valued at $2 per share, in the amount of $3,550,000. The Company has on its books an accounts receivable from the 24% affiliate in the amount of $924,298 at September 30, 1997.

   The Company sold collectibles in the amount of $1,631,550 to a shareholder during the nine-month period ended September 30, 1997. The shareholder paid for this transaction with the surrender of shares of D.H. Marketing & Consulting, Inc., common stock and the surrender of other investments. The Company also sold this shareholder a mortgage option which was paid for with shares of D.H. Marketing & Consulting common stock, shares of common stock in the Company's 24% owned affiliate, and $200,000 in cash.

7. Common Stock Split

   On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. Par value of the common stock has been adjusted for the three-for-one stock split. Authorized shares have been increased to 75,000,000 shares.

8. Stock Options

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

   On January 13, 1997, 250,000 options were granted to a certain individual for a five-year period from January 13, 1997 (750,000 options after giving effect of the Company's three-for-one stock split). These options are for restricted securities, are fully vested to the individual, and are exercisable into shares of common restricted at $9 per share after giving effect of the Company's three-for-one stock split.

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 30, 1997

8.  Stock Options (Continued)

                                                     September 30,
                                                         1997
                                                     ____________

          Outstanding Options
          (after effect of stock split)
           September 6, 1996                            165,000
           January 7, 1997                            1,200,000
           January 13, 1997                             750,000
                                                     ____________
                                                      2,115,000
                                                     ============

     No options were exercised, forfeited, or expired during the period
     January 1, 1997, to September 30, 1997. The weighted-average price for the above-noted options is $8.95 and $6.88 for 1997 and 1996, respectively.

     At September 30, 1997, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under these plans. Had compensation cost for the plan been determined based on the grant date and fair values of options, and estimated options to be exercised, reported net income and earnings per share would have been reduced. Management does not believe any of the current options will be exercised.

     The fair value of the stock options granted during 1996 and 1997 were determined using the Black-Scholes option pricing model and the following assumptions for 1996 and 1997: risk-free interest rates of 6.02% and 6.55%; expected option life of 3 years and 4 years; and volatility of 35% and 25% with no dividend yield in either year.

9.   Facility Lease

     Qualtronics Corporation, Inc., leases its facility under a lease that expires on November 30, 2002. The lease provides that, in addition to the monthly rent, the lessee pay 16.64% of the cost of real estate taxes, all risk insurance, and common area charges. These costs will be considered as additional rent. The Company will also pay the cost of utilities.

     The total future minimum rental commitment at September 30, 1997, under these leases is $484,468, which is due as follows:

            Year Ending
            September 30,                                  Amount
            ____________                                 ___________

               1998                                      $    93,768
               1999                                           93,768
               2000                                           93,768
               2001                                           93,768
               2002                                           93,768
               2003                                           15,628
                                                         ___________
                                                         $   484,468
                                                         ===========

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 30, 1997

10. Segment Data

   For the nine months ended September 30, 1997 and 1996, the Company had four reportable industry segments: (i) network marketing, (ii) collectibles,
   (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.


                                          Nine Months         Nine Months
                                              Ended              Ended
                                         September 30,       September 30,
                                              1997                1996
                                         _____________       _____________
                                                              (Unaudited)

     Sales (Net of Discounts)
        Multi-Level Network Marketing    $     369,100       $     351,218
        Collectibles                         7,624,049             605,523
        Burn Cleansing Solution                 30,722              30,136
        Mechanical Assemblies                1,531,173                   0
                                         _____________       _____________
                                             9,555,044             986,877
        Acquisitions and Consulting            500,000             100,000
                                         _____________       _____________

          Consolidated                   $  10,055,044       $   1,086,877
                                         =============       =============

     Operating Income (Loss)
        Multi-Level Network Marketing    $     323,205       $     316,701
        Collectibles                         3,426,419             321,146
        Burn Cleansing Solution                 12,182               9,978
        Acquisitions and Consulting            256,800             100,000
        Mechanical Assemblies                   52,421                   0
                                         _____________       _____________
          Consolidated                       4,071,027             747,825
        Other Income                             9,923               9,708
        General Corporate Expenses            (611,140)           (292,866)
        Interest Expense                       (42,631)               (530)
                                         _____________       _____________
          Net Income (Loss) Before
          Income Taxes                   $   3,427,179       $     464,137
                                         =============       =============

            D. H. MARKETING & CONSULTING, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               September 30, 1997

10. Segment Data (Continued)

                                             Nine Months         Nine Months
                                                 Ended              Ended
                                             September 30,       September 30,
                                                  1997               1996
                                             _____________       _____________
                                                                  (Unaudited)

     Accounts and Other Receivables
         Multi-Level Network Marketing       $     127,131       $      45,381
         Collectibles                            1,530,188             186,470
         Burn Cleansing Solution                     3,704               5,997
         Acquisitions and Consulting               350,000             100,000
         Mechanical Assemblies                     287,160                   0
                                             _____________       _____________
             Consolidated                        2,298,183             337,848
         Corporate                                     324               3,534
                                             _____________       _____________
             Total Accounts and Other
                Receivables                  $   2,298,507       $     341,382
                                             =============       =============

     Identifiable Assets
        Multi-Level Network Marketing        $     187,447       $      70,664
        Collectibles                             2,357,248             435,564
        Burn Cleansing Solution                      6,576               9,811
        Acquisitions and Consulting              5,505,333             560,228
        Mechanical Assemblies                    1,148,742                   0
                                             _____________       _____________
            Consolidated                         9,205,346           1,076,267
        Corporate Assets                           320,078             427,560
                                             _____________       _____________
            Total Assets at Period End       $   9,525,424       $   1,503,827

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

The proceeds of the Initial Public Offering significantly increased the Company's working capital, cash availability, inventory and general business capabilities. Shares first traded on the OTC Bulletin Board on January 4, 1996 at $5 per share under the symbol "DHMK."

On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, September 30, 1997, ending the third quarter of 1997, shares were traded at the closing price of 12 1/2.

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

The Company is a 97% equity owner of Qualtronics Corporation, Inc. ("QCI"), a contract manufacturer of electronic and electromechanical assemblies based in Allentown, Pennsylvania.

The Company is also a 24% equity owner of Universal Network of America, Inc. ("UNAI"), a direct sales organization distributing various tangible asset collectibles through Independent Distributors. UNAI is based in Sarasota, Florida.

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
          Income Taxes

                                                 1/1/97-            1/1/96-
     Sales                                       9/30/97            9/30/96
                    (audited) (unaudited)
                                              ___________       ____________

     Network Marketing                        $   369,100       $    351,218
     Collectibles                               7,624,049            605,523
     Burn Cleansing Solution                       30,722             30,136
     Acquisitions & Consulting                    500,000            100,000
     Mechanical Assemblies (QCI)                1,531,173                  0
     Consolidated Operating Revenue            10,055,044          1,086,877
     Net Income Prior to Tax                    3,427,179            464,137

     Net Income Per Share Prior to Tax            $.88                 $.41

     Net Income                                 2,143,847            404,737

     Net Income Per Share                         $.55                 $.36

     Weighted Average Number of Common Shares   3,881,428          1,135,335

Liquidity

During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and increased revenues, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted net pre-tax income of $41,519, $140,095, $218,566 and $517,790 in the first, second, third and fourth quarters of 1996, respectively, which would indicate management's expectations were correct. In 1997, the Company has posted pre-tax income of $1,078,695, $1,248,594 and $1,097,694 respectively in the first, second and third quarters.

The Company has recently posted net income of $696,558 in the third quarter of 1997 and has recorded Total Current Assets of $3,7,35,137 and Total Investments of $4,830,703 as of September 30, 1997. In addition, Total Stockholders' Equity at September 30, 1997 was $7,544,806 and the Company had a Market Capitalization of $50,066,763.

Capital Resources

On September 30, 1997, the Company had recorded Total Current Assets of $3,7,35,137 and Total Investments of $4,830,703, of which $310,313 was held in cash and cash equivalents and $1,117789 was held in inventory at cost. Approximate Total Current Assets at September 30, 1996 was $1,512,321 of which $401,474 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses increased from $318,108 on September 30, 1996 to $1,196,193 on September 30, 1997. The most significant increases were due to increased employment, advertising and general office activity.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of a Capital Lease for Office Equipment that totaled approximately $5,500 in current and long-term debt.

At June 30, 1997, the outstanding balance of the Company's lines of credit was $350,000 with an interest rate of $6.75%.

Qualtronics Corporation, Inc. ("QCI"), a subsidiary of the Company, contributed toward $493,351 of Total Liabilities reflected on the Company's Consolidated Financial Statements dated September 30, 1997, of which $205,762 was considered long-term debt. The long-term debt of the subsidiary consists of a note payable and obligation under capital lease for machines used in its manufacturing process. The note payable is a seven-year term loan due in 84 equal monthly installments of $2,976 plus interest at prime plus 2.25%. The final payment is due in April 2003. The loan is secured by the assets of QCI and, as a result of the acquisition by the Company, is technically in default. As of September 30, 1997, the bank has made no demand for repayment and has indicated the terms will be adjusted to reflect the change in ownership without adjustment to the terms of the loan agreement.

Revenue

Total revenue, less sales discounts of $4,622 in 1997 and $40,983 in 1996, increased from September 30, 1996 to September 30, 1997 from $986,877 to $9,555,044 most significantly, as a result of the Company's Collectible and Fine Art Division, representing $7,624,049 of total revenue. Revenue as a result of the Company's Acquisitions & Consulting Division also added significantly to this quarter's growth. This division, instituted by the Company in the third quarter of 1996, had operating revenue of $100,000 in the period one year ago and posted revenues of $2,031,173 year to date as of September 30, 1997 including revenue generated by the Company's subsidiary Qualtronics Corporation, Inc.

Total revenue from the Company's Network Marketing Division remained moderate from 1996 to 1997. In the network marketing division, representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products as the system is being built around them.

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

This division was also successful in acquiring 24% of Universal Network of America, Inc. Both companies believe definite synergistic business opportunities will be presented as both companies mature and increase their visibility and general business.


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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the security holders to be voted upon during the quarter ended September 30, 1997.

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

23.12       Consent, dated July 28, 1997, of the Accountants, Niessen, Dunlap
            & Pritchard, P.C., to the publication of their report, dated
            July 7, 1997. (Filed with the SEC on August 7, 1997 in Form 10-QSB.)

23.13 Consent, dated December 1, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated November 3, 1997, filed with the SEC in this Form 10-QSB.

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997. (Filed with the SEC on May 27, 1997 in Form 10-QSB/A.)

27.4 Financial Data Schedule for the 6-month period ending June 30, 1997. (Filed with the SEC on August 7, 1997 in Form 10-QSB.)

27.5 Financial Data Schedule for the 9-month period ending September 30, 1997, filed with the SEC in this Form 10-QSB.


(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ending 9/30/97.

                            SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          D.H. Marketing & Consulting, Inc.
                          A Nevada Corporation


12/1/97                    By: /s/ DAVID D. HAGEN
Date                       David D. Hagen
                           President, Treasurer and Chief Financial Officer