Form 10KSB
period 1997-12-31
D H MARKETING & CONSULTING INC
filed 1998-04-15
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                D.H. MARKETING & CONSULTING, INC.
          (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

300 Keystone Street, Hawley, PA         18428
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (717) 226-8515

Securities registered pursuant to Section 12(b) of the Exchange Act:
     Title of each class           Name of exchanges on which registered
     (None)                        (None)

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock (Par Value $.0003 Per Share)
                     (Title of Class)

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

     The issuer's revenues for its most recent fiscal year, ending December 31, 1997, were $4,959,312, net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 3/31/98, was $20,490,881.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of April 13, 1998, the issuer has 6,005,464 outstanding shares of its $.0003 par value Common Stock.

     Transition Small Business Disclosure Format (check one)
     Yes [ ] No [x]

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

                             PART I

ITEM 1 - BUSINESS

     D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New York). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29, 1994, the Company entered into a merger agreement with D.H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company is segmented into four distinct operations, consisting of the burn-cleansing solution division, network marketing division, collectible & fine art division and the acquisitions & consulting division.

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

     Diphoterine is effective on the skin and eyes for burns caused by all acids, bases and caustic solvents except white phosphor and hydrofluoric acid. Hexafluorine was developed specifically for use against burns caused by hydrofluoric acid. Both cleansing solutions have been in use in Europe for more than six years. European users include Rohm and Haas, IBM, Proctor and Gamble, BASF and DuPont. A Rhone Poulenc five year study showed use of diphoterine decreased both the number of chemical spatters reported and the number of employees requiring emergency treatment due to chemical burns.

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

     The network marketing system was developed and is governed by Universal Network, Inc., and its parent company Universal Network of America, Inc. ("Universal").

     During the calendar year ending December 31, 1997, the business relationship between Universal and D. H. Marketing matured significantly. Universal acquired a substantial portion of its inventory from the Company, totaling $4,986,554, thereby becoming the Company's largest customer of its Collectibles and Fine Art Division, concurrent with the Company's continued performance as Universal's largest Distributor within the Network Marketing system. D. H. Marketing, through satisfaction of open receivables from Universal with that company's Treasury Stock, became a shareholder of Universal.

     On December 31, 1997, D. H. Marketing & Consulting, Inc. acquired the balance of all the issued and outstanding capital stock of Universal Network of America, Inc. through a stock exchange agreement. Universal Network of America, Inc. now operates as, and functionally is, a wholly-owned subsidiary of D. H. Marketing & Consulting, Inc.

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

     Total revenue for this division totaled just over $58,000 in 1995, over $1,172,698 in 1996 and $2,035,611 in 1997, having been discounted in 1997 to eliminate sales of inventory to Universal Network, Inc., now a wholly-owned subsidiary of the Company. The substantial increase in sales was partially attributable to time. This division commenced activity already one half way through 1995. However, this gain in sales is more attributable to the Company's increased ability to participate in more sizable and profitable activities as a result of its increased asset base and cash position.

Acquisitions and Consulting Division

     The Acquisitions and Consulting Division commenced activities late in the third quarter of 1996, acquiring 42% of Qualtronics Corporation, Inc., a contract manufacturer of electromechanical and electronic devices, as well as providing consultation services to Universal Network, Inc. and Qualtronics Corporation, Inc. The Company acquired an additional 55% of Qualtronics Corporation, Inc. on January 9, 1997. On February 5, 1998, the Company sold its total interest in Qualtronics Corporation, Inc.

      The Company also acquired all the issued and outstanding capital stock of Universal Network of America, Inc. throughout 1997. Immediate future activity in this division is not expected as the Company allocates all available resources toward developing its Network Marketing operations through its newly acquired subsidiary, Universal Network of America, Inc. and that company's subsidiary, Universal Network, Inc.

ITEM 2 - PROPERTIES

     From February 1, 1996 to January 31, 1998, the Company leased approximately 2,600 square feet in Milford, Pennsylvania. The Company is currently leasing approximately 1,200 square feet in Hawley, Pennsylvania at an annual cost of $4,800. The current lease expires January 31, 1999.

     The Company had also occupied approximately 1500 square feet of space in Las Vegas, Nevada from December, 1996 through December 31, 1997.

     The Company has re-opened an office of approximately 1,000 square feet in Vancouver, British Columbia for its Canadian subsidiary, FCS, at an annual cost of $4,500.

     The Company's subsidiary, Universal Network, Inc., occupies both an office and warehouse space in Sarasota, Florida totaling approximately 6,000 square feet at an annual cost of $67,152. Current commitments on the properties will expire December 1, 1998 for the office space and May 1, 1999 for the warehouse space.

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

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board, under the symbol "DHMK," since January 4, 1996. As a result of a three for one forward stock split effective February 25, 1997, the symbol was changed to "DHMG."

     Trading Prices - The following table shows the range of high and low trading prices for the months of 1996 and 1997, as reported by the National Associations of Securities Dealers (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

     There was no activity for the year of 1995. D. H. Marketing & Consulting began trading in January of 1996.

     These prices reflect the three for one forward stock split effective February 25, 1997.

                              Trading Prices
                              Common Stock

   Month Ended                      High           Low
__________________________________________________________
January 31, 1996                   $ 2.666        $ 1.666
February 29, 1996                  $ 3 1/8        $ 2 3/8
March 29, 1996                     $ 3 5/8        $ 2.979
April 30, 1996                     $ 4.458        $ 3.458
May 31, 1996                       $ 4.708        $ 4.291
June 28, 1996                      $ 5 1/4        $ 4 3/8
July 31, 1996                      $ 5.792        $ 5.083
August 30, 1996                    $ 6.708        $ 5 5/8
September 30, 1996                 $ 8            $ 6.542
October 31, 1996                   $ 9.167        $ 7.917
November 29, 1996                  $ 10 5/8       $ 9
December 31, 1996                  $ 10.917       $ 8.833
January 31, 1997                   $ 9.499        $ 8.916
February 28, 1997                  $ 11 5/8       $ 8.999
March 31, 1997                     $ 13.313       $ 11 1/4
April 30, 1997                     $ 13 1/4       $ 7 1/2
May 30, 1997                       $ 9 5/8        $ 8 5/8
June 30, 1997                      $ 15 3/4       $ 9 1/4
July 31, 1997                      $ 18 1/8       $ 10 3/4
August 29, 1997                    $ 11 3/4       $ 8 1/4
September 30, 1997                 $ 13 5/8       $ 9 1/16
October 31, 1997                   $ 12 3/8       $ 9 3/16
November 28, 1997                  $ 9 1/2        $ 7 1/8
December 31, 1997                  $ 7.437        $ 3 7/8

(b) Stockholders - To date, the Company has approximately 688 confirmed holders of record of the Company's Common Stock, although the Company believes it has a total of approximately 750 shareholders.

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

     The Company is segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, Acquisitions and Consulting Division and the Burn Cleansing Solution Division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York to Milford, Pennsylvania. During the fourth quarter of 1996, the Company opened a West Coast Relations Office in Las Vegas, Nevada and had plans to reopen its offices in Vancouver, British Columbia during the second quarter of 1997. As of December 31, 1997, the Company had re-opened its Vancouver, British Columbia office and closed its Las Vegas, Nevada office. On February 1, 1998, the Company relocated its headquarters from Milford, Pennsylvania to Hawley, Pennsylvania.

Selected Financial Data
     Sales                              1997            1996        1995
     ______________________________________________________________________
     Network Marketing                $   483,000   $   556,393  $  136,425
     Collectibles                       2,035,611     1,172,698      58,500
     Burn Cleansing Solution               38,547        38,265      50,541
     Acquisitions & Consulting            448,200       250,000           0
     Mechanical Assemblies              2,503,684             0           0
     Total Operating Revenue, Less
            Discounts                   5,509,042     1,767,356     245,466
     Net Gain (Loss) Before Income
            Taxes                         384,579       917,970    (186,082)

     Net Gain (Loss) Per Share Before         .10           .80        (.18)
            Income Taxes

Liquidity

     During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulated its business plan, establishing market penetration and presence, and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852 respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. As a result of this Initial Public Offering and most attributable to the subsequent earnings of the Company throughout 1996 and continued earnings in 1997, the Company's operating needs are more than adequately met with the current level of sales. Total Current Assets as of December 31, 1997 totaled $7,672,482.

Capital Resources

     On December 31, 1995, the Company had $382,934 in total current assets, of which $171,098 was held in cash and cash equivalents and $142,268 was held in inventory at the lower of cost or market value.

     On December 31, 1996, the Company managed to increase total current assets to $1,512,321, of which $147,572 was held in cash and cash equivalents, $253,902 was held in Certificates of Deposit, $462,026 was held in Accounts Receivable net of allowances and $496,776 was in inventory at the lower of cost or market.

     By December 31, 1997, the Company had $6,976,966 in total current assets, of which $706,609 was held in cash and cash equivalents and $5,559,132 was held in inventory at the lower of cost or market value.

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

     Total general and administrative expenses increased from 1996 to 1997 from $528,038 ($507,109 excluding amortization and depreciation) to $2,350,736. During 1997, the Company pursued many activities in the interests of its shareholders, including the engagement of expert legal and financial counsel related to its acquisition of Universal Network of America, Inc. and divestiture of Acquisitions & Sales, Inc. (completion of the divestiture occurred in 1998). These services where performed by unrelated parties. Increases of general salaries and wages costs did not contribute significantly to the increased general and administrative expenses.

Long Term Debt

     The Company has satisfactorily retired all Long Term Debt. The Company's subsidiary, Qualtronics Corporation, Inc., held long-term debt of $42,149 at December 31, 1997. The Company has since divested itself of its interest in Qualtronics Corporation, Inc. on February 5, 1998.

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

     The network marketing division was in operation approximately 60% of the 1995 fiscal year. Therefore, principles expected at least a portion of the increased revenues in 1996 from this Division.

     Total revenue increased from 1996 to 1997 from $1,767,356 to $5,509,042, of which $2,503,684 were sales recorded by its subsidiary, Qualtronics Corporation, Inc. Total revenue increased for every division of the Company excluding Network Marketing, which decreased 13% to $483,000. Total revenue of collectible sales were also discounted by $4,986,554, representing sales of inventory to Universal Network, Inc., now a wholly owned subsidiary of the Company.


                   PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated Financial Statements that constitute Item 7 are included at the end of this report, beginning on Page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Form 8-K on December 19, 1997, which is incorporated herein by reference.

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director                                Principal Occupation
Name                Since     Age       for various Years
------------------------------------------------------------------------------
David D. Hagen      1993      45        Chairman of the Board, President,
                                        Treasurer and Chief Executive Officer
                                        of the Company since 1993. Mr. Hagen
                                        was the President of Hagen Development
                                        and Improvement Corp., a real estate
                                        company. From 1978-1982 Mr. Hagen was
                                        the President of an investment firm in
                                        Greenwich, Connecticut. He structured
                                        and operated investment banking private
                                        placement and franchising organization.
                                        As Vice President of Sales of
                                        International Stamp Exchange in New
                                        York, Mr. Hagen developed an
                                        international network for the sale and
                                        distribution of collectible stamps,
                                        collectible coins, and hired, trained
                                        and expanded the sales force from 1982-
                                        1985.  From 1985-1988, Mr. Hagen was
                                        Sales manager of International Coin
                                        Exchange Company, located in Brooklyn,
                                        New York.  Mr. Hagen developed an
                                        international network for the sale and
                                        distribution of collectible coins, and
                                        hired, trained and expanded the sales
                                        force.  From 1988-1993, Mr. Hagen has
                                        traded coins, stamps, art and
                                        miscellaneous investments for private
                                        investors and investment bankers, has
                                        owned and operated Park Avenue Fine Art
                                        Archives among other collectible
                                        galleries.  From 1993, Mr. Hagen has
                                        been the President of the Company, now
                                        in Hawley, PA.

Michael J. Daily        1996  49        A director of the Company since
                                        January, 1996 and Officer (Vice
                                        President and Secretary) since April
                                        10, 1997.  Mr. Daily was honorably
                                        discharged from the U. S. Army in 1969.
                                        He majored in Business Administration
                                        in the California College system from
                                        1970-1973.  Mr. Daily was the plant
                                        manager of a large California based
                                        mail order firm from 1971-1976.  From
                                        1977-1985, Mr. Daily was a manager in
                                        the Food & Beverage industry in the
                                        Pennsylvania Pocono Mountains.  Mr.
                                        Daily has been active in the Real
                                        Estate Industry from 1985 to May 1995
                                        when he joined D. H. Marketing &
                                        Consulting, Inc.  Mr. Daily was not on
                                        the Board of Directors in 1995.

Martin Grossbach        1994  61        A director of the Company since
                                        September 1994. In 1958, Mr. Grossbach
                                        received a B. S. in Accounting from
                                        Queen's College and in 1961, he
                                        received his law degree from New York
                                        Law School.  Mr. Grossbach has been an
                                        attorney in Westchester County, New
                                        York for the last 32 years,
                                        specializing in commercial real estate.

Steve Krakonchuk        1997  37         A director of the Company since June
                                         20, 1997. Mr. Krakonchuk began working
                                         for the Company in January of 1995 in
                                         the Company's Investor Relations area
                                         and as Vice President of Sales.

Davis R. Chant          1997  59        A director of the Company since June
                                        20, 1997. Mr. Chant has been Chairman
                                        of DRC Group and Davis R. Chant
                                        Realtors, a full service real estate
                                        brokerage firm, since prior to 1992.
                                        Mr. Chant is a recognized expert in the
                                        field of resort and second home real
                                        estate.  He has been interviewed on a
                                        regular basis by national business
                                        television networks as well as
                                        nationally syndicated business
                                        columnists.

Ronald W. Meredith      1998  54        A director of the Company since January
                                        21, 1998. Mr. Meredith is President of
                                        Universal Network of America, Inc. and
                                        its subsidiary, Universal Network, Inc.
                                        Mr. Meredith is an Air Force veteran,
                                        having served from 1959 through 1979.
                                        From 1979 through 1988 he owned and
                                        operated a manufacturing company in
                                        Louisville, Kentucky. He currently sits
                                        on the Board of Directors of that
                                        company.  From July 1988 through 1994,
                                        Mr. Meredith was an Independent
                                        Representative and National Marketing
                                        Director with an environmental products
                                        company, where he sat on the
                                        Presidential Advisory Board. During
                                        this period annual sales of that
                                        company grew from 30 million dollars to
                                        more than 400 million dollars.  From
                                        September 1994 through February 1995,
                                        Mr. Meredith was an Independent
                                        Representative with a jewelry company,
                                        and is a member of the Board of the
                                        Jewelers Board of Trade.  In may of
                                        1995, he and several partners founded
                                        Universal Network, Inc.

William C. Bartley      1998  48        A director of the Company since January
                                        21, 1998.  Mr. Bartley is Vice
                                        President of Universal Network of
                                        America, Inc. and its subsidiary,
                                        Universal Network, Inc.  Mr. Bartley
                                        owned a successful furniture and
                                        appliance store in Lexington, Kentucky
                                        from 1978 until 1992.  From September
                                        1990 through March of 1994, Mr. Bartley
                                        was an Independent Representative and
                                        National Marketing Director with an
                                        environmental products company.  From
                                        March of 1994 through February 1995, he
                                        was an Independent representative and
                                        the top income earner with a jewelry
                                        company.  Mr. Bartley, a founder of
                                        Universal Network, Inc., was elected
                                        Vice President in July 1995.

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

ITEM 10 - EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000 in 1995, 1996 or 1997. The following information for the Chief Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal                                      Other Annual
Position at 12/31/97  Year  Salary         Bonus        Compensation
__________________________________________________________________________
David D. Hagen        1994   - 0 -          - 0 -         - 0 -
President & Chief     1995  $26,291.94     $10,616.27     - 0 -
Executive Officer     1996  $40,833.33     $20,000.00     - 0 -
                      1997  $59,166.65     $20,000.00     - 0 -

                              Restricted     Number of
                              Stock          Options        All Other
                              Awards         Granted (1)    Compensation
                              ___________________________________________
                    1994      - 0 -          - 0 -          - 0 -
                    1995      - 0 -          - 0 -          - 0 -
                    1996      - 0 -          60,000         - 0 -
                    1997      - 0 -          - 0 -          - 0 -

     (1) Number of shares indicated include the effect of a three for one forward stock split the Company undertook February 25, 1997 and the net effect of all options granted and transferred. 750,000 options were issued to David D. Hagen January 7, 1997 and were transferred to a third party on October 6, 1997. These options were then canceled by the Company January 19, 1998.

Option Grants in the Last Fiscal Year

     On September 6, 1996, the Company made available to key employees a plan for granting options on the Company's stock. The options are for a three-year period from September 6, 1996. Such options are fully vested to the employee. The options will exist for restricted securities which typically require the shareholder to hold for a period of two years before they may be sold, in whole or in part. Options numbering 165,000 have been granted, exercisable into an equal number of shares of common restricted stock at an exercise price of $6 7/8 per share, the closing price of the publicly traded shares as of September 6, 1998.

     On January 7, 1997, 1,200,000 options were granted to certain key employees of the Company. The options are for a three-year period from January 7, 1997. These options are for restricted securities, are fully vested to the employee, and are exercisable into shares of common restricted stock at $8.92 per share.

     On January 13, 1997, 750,000 options were granted to a certain individual for a five-year period from January 13, 1997. These options are for restricted securities, are fully vested to the employee, and are exercisable into shares of common restricted stock at $9 per share.

     On June 13, 1997, the Board of Directors authorized a transfer of an employee's option to purchase 45,000 shares of stock at $8.917 per share. In addition, a transfer of 750,000 options to purchase stock at $9 was authorized.

     On October 6, 1997 the board authorized the transfer of the aforementioned 165,000 options and the 1,200,000 options. These options were all canceled subsequently on January 19, 1998.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values

     Set forth below is information with respect to the un-exercised options to purchase the Company's Common Stock held by David D. Hagen at December 31, 1997. No options were exercised during fiscal years 1994, 1995, 1996 or 1997.

                                                  Value of Unexercised
                    Number of Unexercised         in-the-Money Options
                    Options at FY-End(#)          at FY-End ($)(1)
               _______________________________________________________

Name            Exercisable  Un-exercisable   Exercisable  Un-exercisable
_________________________________________________________________________

David D. Hagen      0            -0-              $0             -0-

(1) Estimated Fair Value Per Option was based upon the Black-Scholes option pricing model and the following assumptions for 1996 and 1997: Risk-Free Interest Rate of 6.02%, Expected Life of 3 Years, Expected Volatility of 35% and No Expected Dividends.

Compensation of Directors

     Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.

Employment Contract with a Director

     D. H. Marketing & Consulting, Inc. currently employs Runes Corporation, owned by T. Christopher Ciesielka, a director and officer of the Company until April 10, 1997, for computer consultation and general administrative services. Total compensation for 1995 was $40,000, for 1996 was $21,667 and for 1997 was $10,000 until the time of his resignation April 10, 1997. No other compensation arrangements exist.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 1997, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
___________________________________________________________________

David D. Hagen (1), (2)
P. O. Box 621
Hawley, PA 18428                   364,500 Shares            6%

Michael J. Daily (1), (2)
405 Prospect Street
Hawley, PA  18428                  120,050 Shares            2.0%

Martin Grossbach (2)
303 South Broadway
Suite 100
Tarrytown, NY 10591                98,334 Shares            1.6%

Steve Krakonchuk (2), (3)
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3M1, Canada   307,500 Shares           5.1%

Davis R. Chant (2)
106 East Harford
Milford, PA  18337                 7,300 Shares             .01%

Ronald W. Meredith (2)
5647 Beneva Road
Sarasota, FL  34233-4103           381,776 Shares           6.4%

William C. Bartley (2)
5647 Beneva Road
Sarasota, FL  34233-4103           2,075 Shares             0.03%

The Company undertook a three for one forward split on February 25, 1997 resulting in a total of 3,499,341 shares to be issued. The number of shares indicated includes the effect of this stock split.

(1)  An Officer of the Company.

(2)  A Director of the Company.

(3) 190,000 of these shares are in the name of Stimulus Ventures, which is owned by Steven Krakonchuk, a director of the Company.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     Dave Hagen, President of the Company personally acquired all of the outstanding shares of common stock of Financial Communication Services, a Canadian corporation, for $10,000, which he sold to the Company for $10,000 on a Promissory Note.

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

21.1 Subsidiaries of the Registrant as of December 31, 1996, filed Form 10K-SB for the period ending December 31, 1996 and incorporated herein by reference.

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

23.10 Consent, dated March 12, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated January 29, 1997, filed with the SEC in Form 10-KSB for the period ending December 31, 1996 and incorporated herein by reference.

23.11 Consent, dated April 30, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated
            April 9, 1997, filed with the SEC on May 27, 1997 in Form 10-QSB/A and incorporated herein by reference.

23.12 Consent, dated July 28, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated
            July 7, 1997, filed with the SEC on August 7, 1997 in Form 10-QSB and incorporated herein by reference.

23.13 Consent, dated December 1, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated November 3, 1997, filed with the SEC in this Form 10-QSB for the period ending September 30, 1997 and incorporated herein by reference.

23.14 Consent, dated April 14, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated February 13, 1998, filed with the SEC in this Form 10-KSB for the period ending December 31, 1997 and incorporated herein by reference.

27.1 Financial Data Schedule for the 6-month period ending June 30, 1996, filed with the SEC on October 16, 1996 in Form 10-QSB/A and incorporated herein by reference.

27.2        Financial Data Schedule for the 9-month period ending September
            30, 1996, filed with the SEC on November 6, 1996 in Form 10-QSB and incorporated herein by reference.

27.3 Financial Data Schedule for the 3-month period ending March 31, 1997 filed with the SEC on May 27, 1997 in Form 10-QSB/A and incorporated herein by reference.

27.4 Financial Data Schedule for the 6-month period ending June 30, 1997 filed with the SEC on August 7, 1997 in Form 10-QSB and incorporated herein by reference.

27.5 Financial Data Schedule for the 9-month period ending September 30, 1997, filed with the SEC in the Form 10-QSB for the period ending September 30, 1997 and incorporated herein by reference.

27.6 Financial Data Schedule for the 12-month period ending December 31, 1997, filed with the SEC in this Form 10-KSB and incorporated herein by reference.

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.H. Marketing & Consulting, Inc.
a Nevada Corporation

By:    /s/ DAVID D. HAGEN                 Date: 4/14/98
       David D. Hagen
       President, Treasurer and
       Chief Financial Officer


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ DAVID D. HAGEN                Date: 4/14/98
       David D. Hagen
       Director

                 D H Marketing & Consulting, Inc.
                         And Subsidiaries

                Consolidated Financial Statements
                     December 31, 1997 & 1996

                                  CONTENTS



Accountant's Report .......................................................3

Consolidated Balance Sheets................................................4

Consolidated Statements of Operations......................................6

Consolidated Statements of Stockholders' Equity ...........................7

Consolidated Statements of Cash Flows......................................8

Notes to the Consolidated Financial Statements............................10

Crouch, Bierwolf & Chisholm
Certified Public Accountants
50 West Broadway, Suite 1130
Salt Lake City, Utah 84101
Phone (801) 363-1175
Fax (801) 363-0615


                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of D.H. Marketing & Consulting, Inc.:


We have audited the accompanying consolidated balance sheet of D.H. Marketing
& Consulting, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 1996 and 1995 were audited by other accountants, who expressed an unqualified opinion on their report dated January 29, 1997.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D.H. Marketing & Consulting, Inc., and subsidiaries as of December 31, 1997 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles..


/s/ CROUCH, BIERWOLF & CHISHOLM

Salt Lake City, Utah
February 13, 1998

                      D.H. MARKETING & CONSULTING, INC.
                         Consolidated Balance Sheets

                                 ASSETS
                                _________

                                                  December 31     December 31
                                                     1997            1996
                                                  ___________     __________

CURRENT ASSETS

    Cash and Cash Equivalents                   $     706,609     $  147,572
    Short-Term Investments
        Certificates of Deposit                          -           253,902
    Accounts Receivable, Net of Allowance
        1997 $29,859; 1996 $2,900                     245,877        462,026
    Other Receivables                                 140,620        147,374
    Tax Refunds                                       307,144           -
    Inventory                                       5,559,132        496,776
    Prepaid Expenses                                   17,584          4,671
                                                    _________      _________
      Total Current Assets                          6,976,966      1,512,321
                                                    _________      _________

INVESTMENTS
    Investments in Qualtronics Corporation, Inc.         -           466,720
    Investments - Other                                48,903         13,195
                                                    _________      _________
      Total Investments                                48,903        479,915
                                                    _________      _________

PROPERTY & EQUIPMENT
    Office Furniture and Fixtures                      78,069         28,086
    Automobiles                                        19,601           -
    Equipment                                         801,882           -
    Leasehold Improvements                             37,664           -
    Accumulated Depreciation                         (515,354)      (  5,743)
                                                    _________      __________
         Net Property & Equipment                     421,862         22,343
                                                    _________      __________

OTHER ASSETS
    Organization Costs                                 71,429         71,030
    Client Lists                                       10,000         10,000
                                                    __________      _________
                                                       81,429         81,030
    Less Accumulated Amortization                   (  63,271)     (  46,595)
                                                    __________      _________
                                                       18,158         34,435
    Deferred Tax Assets                                 4,053           -
    Deposits and Other Assets                          49,363          2,813
    Goodwill                                          153,177           -
                                                    __________      _________
      Net Other Assets                                224,751         37,248
                                                    __________      _________

          TOTAL ASSETS                          $   7,672,482     $2,051,827
                                                ==============    ===========


  The accompanying notes are an integral part of these financial statements.
                                      -4-

                     D. H. MARKETING & CONSULTING, INC.
                    Consolidated Balance Sheets continued

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31     December 31
                                                     1997            1996
                                                  ___________     ___________
CURRENT LIABILITIES

   Accounts Payable                               $  101,753      $     5,112
   Sales Tax Payable                                 319,283              417
   Accrued Wages                                     132,240            1,000
   Accrued and Withheld Payroll Taxes                 22,323             -
   Accrued Expenses                                   46,443             -
   Accrued Income Taxes                                 -             154,300
   Current Obligations Under Capital Lease            28,309            1,127
   Current portion of Notes Payable                  190,476             -
                                                  __________       __________
     Total Current Liabilities                       840,827          161,956
                                                  __________       __________

LONG-TERM DEBT

   Obligation Under Capital Lease                     42,149            5,412
                                                  __________       __________
     Total Long-Term Debt                             42,149            5,412
                                                  __________       __________

     Total Liabilities                               882,976          167,368
                                                  __________      __________

STOCKHOLDERS' EQUITY

   Common Stock, $.001 Par Value, Authorized
    75,000,000 Shares; Issued & Outstanding
    6,005,464 and 3,499,341, respectively              6,005           3,499
   Additional Paid-In Capital                      6,768,822       1,565,714
   Treasury Stock                                   (530,000)           -
   Minority Interest                                  13,282            -
   Retained Earnings                                 531,397         315,246
                                                  __________      __________
     Total Stockholders' Equity                    6,789,506       1,884,459
                                                  __________      __________

      Total Liabilities and Stockholders' Equity $ 7,672,482      $2,051,827
                                                 ===========      ==========


  The accompanying notes are an integral part of these financial statements.
                                      -5-

                   D. H. MARKETING & CONSULTING, INC.
                  Consolidated Statements Of Operations
                         For the Years ended

                                                   December 31   December 31
                                                      1997          1996
                                                   ___________   __________

SALES                                              $ 4,959,312   $1,767,356
                                                   ___________   __________

COST OF GOODS SOLD                                   2,627,738      586,650
                                                    __________   __________

GROSS PROFIT                                         2,331,574    1,180,706
                                                    __________   __________

OPERATING EXPENSES
  General And Administrative Expenses                2,350,736      507,109
  Amortization                                          43,510       16,206
  Depreciation                                          59,573        4,723
                                                     _________    _________
TOTAL OPERATING EXPENSES                             2,453,819      528,038

OPERATING INCOME (LOSS)                               (122,245)     652,668
                                                     _________   ___________

OTHER INCOME AND (EXPENSES)
  Consulting Fees                                       448,200     250,000
  Other Income                                           13,030       3,942
  Equity Earnings in UNI                                (11,610)      2,825
  Gain on Sale of Investments                            75,000        -
  Interest Income                                        11,793       9,279
  Interest Expense                                      (29,588)       (744)
                                                   ____________   ___________
    Total Other Income and (Expenses)                   506,825     265,302
                                                   ____________   ___________

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        384,580     917,970
                                                   ____________   ___________

PROVISION FOR INCOME TAXES
  Federal                                               113,056     174,000
  State                                                  52,061      59,000
                                                   ------------   -----------
    Total Income Taxes                                  165,117     233,000
                                                   ------------   -----------

INCOME BEFORE MINORITY INTEREST                         219,463     684,970

  Minority Interest in Net Loss of Subsidiary             (3312)       -
                                                   ____________   ___________

NET INCOME                                         $    216,151   $ 684,970
                                                   ============   ===========

NET INCOME PER SHARE                               $        .05   $     .20
                                                   ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              3,957,111   3,428,943


   The accompanying notes are an integral part of these financial statements.
                                     -6-

                    D. H. MARKETING & CONSULTING, INC.
                   Statements of Stockholders' Equity
              From December 31, 1995 through December 31, 1997

                                   Additional  Retained
                   Common Stock    Paid-In     Earnings    Treasury  Minority
                Shares     Amount  Capital     (Deficit)   Stock     Interest
                _________________  __________  __________  ________  _________

Balance,
 December 31,
 1995           3,357,000 $ 3,357  $  731,852  $(369,724)  $   -     $    -

Issuance of
Common Stock      142,341     142     833,862       -          -          -

Net Income           -         -         -       684,970       -          -
                _________ _______  __________  _________   ________  ________

Balance,
 December 31,
 1996           3,499,341   3,499   1,565,714    315,246       -          -
                _________ _______  __________  _________   ________  ________

Issuance of
 Common Stock
 for shares of
 QCI                6,000       6    (38,838)       -          -        9,970

Issuance of
 Common Stock
 for inventory    450,000     450   3,191,550       -          -         -

Return of
 Inventory
 acquired with
 Stock               -         -        -           -      (530,000)     -

Issuance of
 Common Stock
 for shares of
 FRAMA, Inc.      50,000       50     449,950       -          -         -

Issuance of
 Common Stock
 for Services    100,000      100     521,775       -          -         -

Issuance of
 Common Stock
 for
 Acquisition
 of UNI        1,900,123     1900   1,078,671       -          -         -

Net Income
 for the year
 ended Dec.
 31, 1997          -          -         -       216,151        -       3,312
                _________ _______  __________  _________   ________  ________

Balance,
 December 31,
 1997           6,005,464 $ 6,005  $6,768,822  $ 531,397  $(530,000) $ 13,282
                ========= =======  ==========  =========  ========== ========

  The accompanying notes are integral part of these financial statements.
                                       -7-

                      D. H. MARKETING & CONSULTING, INC.
                     Consolidated Statements of Cash Flows

                                                          December   December
                                                             31         31
                                                            1997       1996
                                                          _________  _________

Cash Flows from Operating Activities

 Net Income (Loss)                                        $ 216,151  $ 684,970
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                              59,573      4,723
   Amortization                                              43,510     16,206
   Provision for Doubtful Accounts                           30,759       -
   Undistributed Loss of Universal Network, Inc.             11,610     (2,825)
   Minority interest in subsidiary                            3,312       -
   Stock issued for inventory                             2,525,077       -
   Stock issued for services                                521,875       -
   Gain on Sale of Investments                              (75,000)      -
   Change in Assets and Liabilities (Net of effects
          from purchase of UNI & QCI)
    (Increase) Decrease in:
      Accounts Receivable                                (1,137,461)  (414,579)
      Other Receivables                                    (294,566)  (126,454)
      Inventory                                          (1,611,459)   301,416
      Prepaid Expenses                                       (8,162)    (3,470)
      Organization Costs                                       -          -
      Deposits                                                 -        (2,138)
    Increase (Decrease) in:
      Accounts Payable                                      (56,193)     3,844
      Accrued Expenses                                       61,058     (7,008)
      Accrued Income Taxes                                 (157,398)   154,300
                                                           _________  ________
  Net Cash Provided (Used) by Operating Activities          132,686    608,985
                                                           _________  _________

Cash Flows from Investing Activities
 Cash from short-term CD                                    503,902       -
 Purchase of short-term Investments
   Certificates of Deposit                                 (250,000)  (253,902)
 Purchase of Investments                                   (369,503)  (286,610)
 Purchase of Property and Equipment                         (47,738)   (16,792)
 Cash from sale of investments                              200,000       -
 Cash acquired in subsidiaries                              405,658       -
                                                           _________  _________
  Net Cash Provided (Used) by Investing Activities          442,319   (557,304)
                                                           _________  _________

Cash Flows from Financing Activities

 Proceeds from debt financing                               350,000       -
 Net Proceeds from Issuance of Common Stock                    -          -
 Principal payments on debt financing                      (364,841)   (74,371)
 Principal Payments on Capital Lease Obligations             (1,127)      (836)
                                                           _________  _________
  Net Cash Provided (Used) by Financing Activities          (15,968)   (75,207)
                                                           _________  _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                                559,037   (23,526)
                                                           _________  _________

  The accompanying notes are an integral part of these financial statements.
                                     -8-

                   D. H. MARKETING & CONSULTING, INC.
                 Consolidated Statements of Cash Flows
                                (Continued)

                                                          December   December
                                                             31         31
                                                            1997       1996
                                                          _________  _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                               559,037    (23,526)

Cash and Cash Equivalents
  Beginning                                                 147,572    171,098
                                                          _________  _________

  Ending                                                  $ 706,609  $ 147,572
                                                          =========  =========

Supplemental Disclosures of Cash Flow Information:
  Cash Payments for Interest                              $     366  $     743
                                                          =========  =========
  Cash Payments for income taxes                          $ 435,961  $     -
                                                          =========  =========

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Capital Lease Obligations Incurred for
      Use of Equipment                                    $    -     $   7,375
                                                          =========  =========

  Purchase of Investment through
   Issuance of Company Stock                              $ 450,000  $ 178,080
                                                          =========  =========

  Purchase of Inventory through
   Issuance of Company Stock                             $3,192,000  $ 655,924
                                                          =========  =========

  Acquisition of investments from satisfaction
    of Accounts Receivable                               $4,650,000  $     -
                                                          =========  =========

  Acquisition of Treasury Stock through return
    of inventory                                          $ 530,000  $     -
                                                          =========  =========

  The accompanying notes are an integral part of these financial statements
                                    -9-

                    D. H. MARKETING & CONSULTING, INC.
                       Notes to Financial Statements
                        December 31, 1997 and 1996


NOTE 1 -  Summary of Significant Accounting Policies

    a.    Nature of Business

    D. H. Marketing & Consulting, Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994, when the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing, New York. The Company's operations consist of distribution of chemical burn cleansing solutions; the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible collectibles; network marketing; and general consultation to and possible acquisition of small growth oriented companies. The Company markets its products throughout the United States, Canada and Europe.

    Qualtronics Corporation, Inc. (QCI), a 97%-owned subsidiary, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid micro-circuit technologies. Qualtronics' customers are predominately in north-eastern U.S.

    On December 30, 1997 the Company completed a share exchange with Universal Network, Inc. (UNI), wherein the Company issued 1,900,123 shares of common stock for the remaining 76% interest in UNI, thus making UNI a wholly owned subsidiary of the Company. UNI is engaged in the sale and distribution of fine art, jewelry, bank notes and other collectables. UNI distributes its products to distributors of the Company on a binary multi level marketing system.


    b.    Principles of Consolidation

    The consolidated financial statements include the accounts of DH Marketing and Consulting, its wholly-owned subsidiaries Acquisition and Sales, Inc.
    (ASI) and Financial Communication Services, Inc. (FCS), Qualtronics Corp-oration, Inc.(QCI), a 97%-owned subsidiary and Universal Network, Inc.,
    (UNI) a wholly owned subsidiary at December 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolida-tion.

    Before the acquisition of UNI at December 30, 1997 the Company accounted for its investment in Universal Network of America, Inc., by the equity method of accounting under which the Company's share of the net loss of the affiliate (24%) is recognized as an expense in the Company's statement of income.

    c.    Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Uninsured cash balances total $255,072 at December 31, 1997.

                      D. H. MARKETING & CONSULTING, INC.
                        Notes to Financial Statements
                          December 31, 1997 and 1996

NOTE 1 - Summary of Significant Accounting Policies (continued)

    d.    Property and Equipment

    Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

    Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

    e.    Organization Costs

    Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1997 and 1996, the net unamortized balance was $72,030 and $28,172, respectively.

    f.    Client Lists

    The Company acquired a client list for $10,000. These costs are being amortized on a straight-line basis over five years.

    g. The company recorded goodwill in the acquisition of QCI, due to the excess cost over the net book value of QCI. Goodwill is being amortized over 10 years on the straight-line method.

    h.    Fair Value of Financial Instruments

    Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

    i.    Provision for Income taxes

    Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent, depending on the periods in which the timing differences are expected to reverse.

    The principal sources of timing differences are different depreciation methods used for financial accounting and tax purposes.

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                        December 31, 1997 and 1996

NOTE 1 - Summary of Significant Accounting Policies (continued)

    i.    Provision for Income taxes (continued)

          The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1997 and 1996:

                                                December 31    December 31
                                                   1997           1996
                                               _____________  _____________
    Current provision for income taxes:

    Federal                                    $  113,056     $   174,000
    State                                          52,061          59,000
    Deferred                                          -               -
                                               _____________  _____________

    Total provision for income taxes           $  165,117      $   233,000
                                               =============   ============

    Deferred tax liability arising from:

    Acquisition of subsidiaries:
      QCI-depreciation differences                  32,458            -
      UNI-depreciation differences                  10,812            -
                                                _____________   ___________

    Deferred tax liability                          43,270            -
                                                _____________   ___________

    Deferred tax assets-current:

    Net operating loss carryforward                (47,323)            -
                                                 _____________   ___________

    Net deferred tax asset                       $  (4,053)      $     -
                                                 ============    ===========

    j.    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on managements estimates. Actual results could differ from those estimates.

    k.    Earnings (Loss) Per Share

    The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
                                     12

                           D H MARKETING & CONSULTING, INC.
                          Notes to the Financial Statements
                            December 31, 1997 and 1996

NOTE 2 - Inventory

    Inventories consisted of the following:

            Artwork and Collectible           $   5,500,107
            Work in Process and Raw Materials-
               Qualtronics Corporation, Inc.         59,025
                                              _____________

                                              $   5,559,132
                                              =============

    Artwork and collectibles are valued on a specific identified cost basis, while other inventory is valued on a first-in, first-out basis at the lower of cost or market.

    Inventory with a value of $2,662,000 was acquired by the issuance of Company common stock during the period January 1, 1997, to December 31, 1997. Due to the acquisition of UNI by the Company, UNI's inventory held at December 30, 1997 which was purchased from the Company was valued at the Company's cost (predecessor cost).

NOTE 3 - Qualtronics Corporation, Inc.

    On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc. The full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997.

NOTE 4 - Lines of Credit

    On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permited borrowing up to 250,000 on each line. At December 31, 1997, the outstanding balance of both lines are $0, and the lines of credit have been closed.

                      D H MARKETING & CONSULTING,INC.
                    Notes to the Financial Statements
                       December 31, 1997 and 1996

NOTE 5 - Investment in Universal Network of America, Inc.

        The following pro forma information combines the results of the Company and Universal Network of America, Inc., as if the acquisition had occurred at the beginning of the periods represented.

                                                       December 31,
                                               ____________    ____________
                                                   1997            1996
                                               ____________    ____________
                                                               (unaudited)
    Sales                                      $ 8,948,363     $11,480,589
    Cost of Goods Sold                           3,336,793       3,497,613
                                               ____________    _____________

    Gross Profit                                 5,611,570       7,982,976

    Selling Expenses                             2,984,684       5,766,394
    General and Administrative Expenses          3,632,510       1,840,487
    Other Income (Expenses)                        537,095         261,799
                                               ____________    ____________
    Income Before Income Taxes and Minority
      Interest in Net Income of Subsidiary        (468,529)        637,894

    Income Tax                                        -            233,000
                                               ____________    ____________
    Income Before Minority Interest in Net
      Income of Subsidiary                        (468,529)        404,894

    Minority Interest in Net Income of
      Subsidiary                                    (2,196)         (1,152)
                                               ____________    _____________

    Net Income                                 $  (470,725)    $   403,742
                                               ============    ============

    Net Income Per Share                       $      (.08)    $      0.08


    Weighted Average Number of Common Shares    5,857,111        5,306,005
                                               ============    ============

        Universal Network of America, Inc., has suffered cumulative losses through December 31, 1997 of $(1,798,909).

NOTE 6 -  Related Party Transaction

        During the period January 1, 1997 to December 31, 1997, the Company had various transactions with UNI which included: receipt of consulting income of $600,000, sales of collectibles of $4,986,554, and receipt of other payments of income of $231,400. Because these revenue were gener-ated prior to the acquisition of UNI they have not been eliminated in the consolidation. The sales of the Company and the inventory of UNI on hand at December 30, 1997 was adjusted at the acquisition date. (See Note 2).

                         D H MARKETING & CONSULTING, INC.
                        Notes to the Financial Statements
                          December 31, 1997 and 1996

NOTE 6 - Related Party Transaction (continued)

           The Company sold collectibles in the amount of $1,631,550 to Frama, Inc., a shareholder during the twelve-month period ended December 31, 1997. The shareholder paid for this transaction with the surrender of shares of D.H. Marketing & consulting, Inc., common stock and the surrender of other investments. The Company also sold this shareholder a mortgage option which was paid for with shares of D.H. Marketing & Consulting common stock, shares of common stock in UNI, and $200,000 in cash.

        The Company paid $38,500 to Runes Corporation for management fees. Runes is owned by a shareholder of the Company.

       During the year the Company sold merchandise to additional companies that are shareholders of the Company in the amount of $2,198,500. These companies are in the art and collectibles industry and invested in the Company's stock prior to the sale of merchandise. Approximately 88% of the Company's revenue was generated from either UNI or other shareholders of the Company. The shareholders and amounts are as follows:

        David Hagen                                  $    11,000
        Ildico, LTD                                      350,000
        Fode Diope                                     1,631,250
        Phillippe Hababou                                206,250

NOTE 7 - Common Stock Split

        On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. All per share information has been retroactively restated for the stock split. Authorized shares have been increased to 75,000,000 shares.

NOTE 8 - Stock Options

        On September 6, 1996, the Company made available to key employees a plan for granting options on the Company's stock. The options are for a three-year period from September 6, 1996. Such options are fully vested when exercised. The options will exist for restricted securities which typically require the shareholder to hold for a period of two years before they may be sold, in whole or in part. Option numbering 165,000 have been granted, exercisable into an equal number of shares of common restricted stock at an exercise price of $6 7/8 per share, the closing price of the publicly-traded shares as of September 6, 1996.

                          D H MARKETING & CONSULTING, INC.
                         Notes to the Financial Statements
                            December 31, 1997 and 1996

NOTE 8 - Stock Options (continued)

    On January 7, 1997, 1,200,000 options were granted to certain key employees of the Company. The options are for a three-year period from January 7, 1997. These options are for restricted securities, are fully vested to the employee, and are exercisable into shares of common restricted stock at $8.92 per share.

    On January 13, 1997, 750,000 options were granted to a certain individual for a five year period from January 13, 1997. These options are for restricted securities, are fully vested to the individual, and are exercisable into shares of common restricted at $9 per share.

    On June 13, 1997, the Board of Directors authorized a transfer of an employees options to purchase 45,000 shares of stock at $8.917 per share. In addition a transfer of 750,000 option to purchase stock at $9 was authorized.

    On October 6, 1997 the board authorized the transfer of the afore mention 165,000 options and the 1,200,000 options. These options were all canceled subsequently on January 19, 1998.

                                                       December 31,
                                                          1997
                                                       _____________
    Outstanding Option (after effect of stock split)
          September 6, 1996                                165,000
          January 7, 1997                                1,200,000
          January 13, 1997                                 750,000
                                                       ______________
                                                         2,115,000
                                                       ==============

    No options were exercised, forfeited, or expired during the period
    January 1, 1997, to December 31, 1997. The weighted-average price for the above-noted options is $8.95 and $6.88 for 1997 and 1996, respectively.

    At December 31, 1997, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under these plans. Had compensation cost for the plan been determined based on the grant date and fair values of options, and estimated options to be exercised, reported net income and earnings per share would have been reduced. Management does not believe any of the current options will be exercised.

    The fair value of the stock options granted during 1996 and 1997 were determined using the Black-Scholes option pricing model and the following assumptions for 1996 and 1997: risk-free interest rates of 6.02% and 6.55%; expected options life of 3 years and 4 years; and volatility of 35% and 25% with no dividend yield in either year.

                         D H MARKETING & CONSULTING, INC.
                        Notes to the Financial Statements
                           December 31, 1997 and 1996


NOTE 9 - Commitments and Contingencies

    Qualtronics Corporation, Inc., leases its facility under a lease that expires on November 30, 2002. The lease provides that, in addition to the monthly rent, the lessee pay 16.64% of the cost of real estate taxes, all risk insurance, and common area charges. These costs will be considered as additional rent. The Company will also pay the cost of utilities.

    DHMC is committed to a lease for office space through January 31, 1999, with monthly lease payments of $400.

    UNI is committed to two spaces for office and warehouse facilities through November 30, 1998 on the office and April 30, 1999 on the warehouse. Monthly rent on these facilities total $5,596.

    The total future minimum rental commitment at December 31, 1997, under these leases is $538,032, which is due as follows:

                Year Ending
               December 31,                           Amount
               ____________                         ___________
                  1998                              $   162,174
                  1999                                  102,368
                  2000                                   93,768
                  2001                                   93,768
                  2002                                   85,954
                                                    ___________
                                                    $   538,032
                                                    ===========

    Rent expense for the year ended December 31, 1997 is $97,121.

    With the acquisition of UNI, the company received a sales tax liability of approximately $319,000. These sales taxes are delinquent, and the sales tax reports have yet to be filed. Additional penalties may be assessed by the taxing authorities, for this delinquency. Any punitive action by the taxing authorities have not been reflected in these financial statements.

NOTE 10 - Segment Data

    For the year ended December 31, 1997 and 1996, the Company had four reportable industry segments: (i) network marketing, (ii) collectibles,
    (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.
                                                  Year           Year
                                                 Ended          Ended
                                               December 31,   December 31,
                                                  1997           1996
                                               ____________   ____________

    Sales (Net of Discounts)
        Multi-Level Network Marketing          $   483,000    $   556,393
        Collectibles                             2,035,611      1,172,698
        Burn Cleansing Solution                     38,547         38,265
        Mechanical Assemblies                    2,503,684            -
                                               ____________    ____________
                                                 5,060,842      1,767,356

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                         December 31, 1997 and 1996

NOTE 10 - Segment Data (continued)

                                                      Year          Year
                                                      Ended         Ended
                                                  December 31,   December 31,
                                                      1997          1996
                                                  _____________  _____________

         Acquisitions and Consulting                   448,200        250,000
            Consolidated                          $  5,509,042   $  2,017,356
                                                  ============   =============

Operating Income (Loss)
         Multi-level Network Marketing            $    410,787   $    501,039
         Collectibles                                  719,591        613,598
         Burn Cleansing Solution                        19,290         12,124
         Acquisitions and Consulting                   448,200        252,825
         Mechanical Assemblies                         110,682           -
                                                  ____________    ___________
            Consolidated                             1,708,550      1,379,586
         Other Income                                  100,612         13,221
         General Corporate Expenses                 (1,378,799)      (474,093)
         Interest Expense                              (45,784)          (744)
                                                  ____________    ___________

          Net Income (Loss) Before Income Taxes   $    384,579    $   917,970
                                                  ============    ===========

Accounts and Other Receivables
          Multi-Level Network Marketing           $    140,621        467,506
          Collectibles                                   2,598         39,825
          Burn Cleansing Solution                         -              -
          Acquisitions and Consulting                     -           100,000
          Mechanical Assemblies                        273,138           -
                                                  ____________     __________
            Consolidated                               416,357        607,331
          Corporate                                       -             2,069
                                                  ____________     __________
           Total Accounts and Other Receivables   $    416,357     $  609,400
                                                  ============     ==========

Identifiable Assets
          Multi-Level Network Marketing           $  3,954,607     $  487,947
          Collectibles                               2,164,821        536,601
          Burn Cleansing Solution                         -             2,871
          Acquisitions and Consulting                   48,903        466,720
          Mechanical Assemblies                        836,579           -
                                                  ____________     __________
            Consolidated                             7,004,910      1,494,139
          Corporate Assets                             667,574        557,688
                                                  ____________     __________

            Total Assets at Period End            $  7,672,484     $2,051,827
                                                  ============     ==========

                     D H Marketing & Consulting, Inc.
                    Notes to the Financial Statements
                       December 31, 1997 and 1996

NOTE 11 - Note Payable

        Long Term Liabilities are detailed in the following schedules of December 31, 1997 and 1996.

   Note payable is detailed as follows:                 1997       1996
                                                      ________   ________
   Note payable to a Bank, principle payments of
   $2,976 plus interest through April 2003, bears
   interest at 10.5%, secured by equipment and
   inventory.                                         $190,476   $   -
                                                      ========   ========

        During 1996, the ownership of the Company changed without prior approval from the bank. This transaction resulted in the loan being in default. As of February 13, 1998, the bank has made no demand for repayment.


   If no demand is made, future minimum principal payments on this note are as follows:

                  Year Ending
                  December 31,                   Amount
                  ____________                _____________
                       1998                   $    35,714
                       1999                        35,714
                       2000                        35,714
                       2001                        35,714
                       2002 and thereafter         47,620
                                              _____________
                                              $   190,476
                                              =============

NOTE 12 - Obligations Under Capital Lease

   Capital lease obligations are detailed in the following schedule as of December 31, 1997 and 1996:

                                                 December 31,    December 31,
                                                     1997            1996
                                                 ____________    ____________

   Capital lease obligation to a corporation
   for equipment, lease payments due
   monthly of $2,116 through March 2000,
   bears interest at 10.5%, secured by equipment. $   49,549     $       -

   Capital lease obligation to a corporation
   for copying equipment, lease payment due
   monthly of $177 through September 1999,
   bears interest at 20.58%, secured by
   equipment.                                          2,975             -

                       D H Marketing & Consulting, Inc.
                       Notes to the Financial Statements
                          December 31, 1997 and 1996

NOTE 12 - Obligations Under Capital Lease (continued)

                                                  December 31,   December 31,
                                                       1997           1996
                                                  ____________   ____________
   Capital lease obligation to a corporation
   for equipment, lease payment due
   monthly of $264 through March 2000,
   bears interest at 10.5%, secured by equipment        6,333            -

   Capital lease obligation to a corporation
   for office equipment, lease payments due
   monthly of $158 through February 2001,
   bears interest at 12.7%, secured by office
   equipment.                                           5,412          6,539

   Capital lease obligation to a corporation
   for a copier, lease payments due
   monthly of $210 through March 2001, bears
   interest at 17.6%, secured by copier equipment.      6,189             -
                                                  _____________   ____________

   Total Lease Obligations                             70,458          6,539
                                                  _____________   ____________

   Less current portion                                28,309          1,127
                                                  _____________   ____________

   Net Long Term Lease Obligation                 $    42,149     $    5,412
                                                  =============   =============

   Future minimum lease payments are as follows:

             1998                       $    35,100
             1999                            34,569
             2000                            11,556
             2001                               946
                                        ___________
                                             82,171
             Less portion representing
               interest                     (11,713)
                                        ___________
             Total                      $    70,458
                                        ===========

Leased assets are as follows at December 31, 1997:

             Leased Equipment               129,229
             Accumulated Depreciation       (48,610)
                                        ___________
              Total Net Leased Equipment $   80,619
                                        ===========

                      D H Marketing & Consulting, Inc.
                     Notes to the Financial Statements
                        December 31, 1997 and 1996

NOTE 13 - Retirement Plan (401K)

   The Company sponsors a 401(k) deferred salary savings plan which is a qualified defined contribution plan. All employees of the Company are eligible to participate in the plan on January 1 and July 1 following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company, at the discretion of the Board of Directors, can match the employee's contributions up to 5% each year. The Company's Board of Directors has the discretion to contribute up to a maximum of 20% of employee compensation, which includes employee deferrals and Company contributions.

NOTE 14 - Major Customers and Suppliers

   During the years ended December 31, 1997 and 1996, QCI had the following major customers from which the earned revenues were in excess of 10% of total sales as follows:

                                                  Amount of Net Sales
                                                Years Ended December 31,
                                                ________________________
         Customer                                  1997          1996
       ____________                             ___________   ___________

            A                                     906,069       267,412
            B                                     522,268       366,160
            C                                     375,916       344,964

   A part of the Company's business is dependent upon the availability of burn cleansing solution available from a sole provider. At the present time, the Company does not have a signed exclusive sales agreement with this supplier. It is anticipated that an exclusive sales agreement will be signed by the Company and the supplier in the near future. The Company has been the only marketing agent for the supplier in the United States, for the years ended December 31, 1997 and 1996, all purchases of burn cleansing solution sold were from this supplier. At December 31, 1997 and 1996, there was no payable due the supplier.

                           D H Marketing & Consulting, Inc.
                          Notes to the Financial Statements
                             December 31, 1997 and 1996

NOTE 15 - Subsequent Events

   On February 5, 1998, the Company signed an agreement to transfer all of its interest in the stock of QCI to Runes, Corporation, a shareholder. In consideration of the transfer, the Company is to receive $185,000 and 60,000 shares of D H Marketing common stock. Summary data of QCI at December 31, 1997 is as follows:

        Current Assets                           $   520,555
        Property & Equipment                         294,226
        Other Assets                                  21,798
        Total Assets                                 836,578

        Current Liabilities                          180,230
        Long Term Debt                               213,618
        Stockholders Equity                          442,730
        Total Liabities & Stockholders' Equity       836,578

        Net Sales                                  2,504,095
        Gross Profit                               1,245,728
        General and Administrative Expenses        1,118,806
        Other Income (expenses)                      (29,178)
                                                 ___________
        Net Income                               $   110,383
                                                 ===========