Form 10QSB
period 1998-03-31
D H MARKETING & CONSULTING INC
filed 1998-05-29
CIK 933954

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
  (Mark One)

       [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

         [   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ________
                       Commission file number  _______________

                        D.H. MARKETING & CONSULTING, INC.
          (Exact name of small business issuer as specified in its charter)

         Nevada                                            88-0330263
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

300 Keystone Street, Hawley, PA 18428          (717) 226-8515
(Address of principal executive offices)       (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998 the issuer had 6,005,464 shares of common stock outstanding, 3,923,989 shares of which are restricted and 2,081,475 shares are free trading. As of March 31, 1998 the issuer had 715 shareholders.

       Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

      See attached Financial Statements for the quarter ending March 31, 1998.

                        D H Marketing & Consulting, Inc.
                              And Subsidiaries

                       Consolidated Financial Statements

                          March 31, 1998 (unaudited)
                                     and
                               December 31, 1997

                        CROUCH, BIERWOLF & CHISHOLM
                        Certified Public Accountants
                        50 West Broadway, Suite 1130
                         Salt Lake City, Utah 84101
                            Office (801) 363-1175
                              Fax (801) 363-0615


                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of March 31, 1998 and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 13, 1998.

/s/ CROUCH, BIERWOLF & CHISHOLM

May 19, 1998

                     D H Marketing & Consulting, Inc.
                       Consolidated Balance Sheets


                            ASSETS
                           ________


                                                 March 31       December 31
                                                   1998             1997
                                                ____________   _____________
CURRENT ASSETS                                  (unaudited)

     Cash and Cash Equivalents                  $    289,678   $    706,609
     Accounts receivable, Net of Allowance
       1997 $29,859; 1998 $29,859                    255,710        245,877
     Other Receivables                                   -          140,620
     Tax Refunds                                     307,144        307,144
     Inventory                                     5,373,340      5,559,132
     Prepaid Expenses                                  3,806         17,584
                                                ____________    ___________

       Total Current Assets                        6,229,678      6,976,966
                                                ____________    ___________

INVESTMENTS
     Investments - Other                              48,903         48,903
                                                ____________    ___________

        Total Investments                             48,903         48,903
                                                ____________    ___________

PROPERTY & EQUIPMENT
     Office Furniture and Fixtures                    17,784         78,069
     Automobiles                                         -           19,601
     Equipment                                       177,809        801,882
     Leasehold Improvements                           17,668         37,664
     Accumulated Depreciation                        (87,440)      (515,354)
                                                ____________    ___________

       Net Property & Equipment                      125,821        421,862
                                                ____________    ___________

OTHER ASSETS
      Organization Costs                              72,030         71,429
      Client Lists                                    10,000         10,000
                                                ____________    ___________
                                                      82,030         81,429
      Less Accumulated Amortization                  (67,292)       (63,271)
                                                ____________    ___________
                                                      14,738         18,158
      Deferred Tax Assets                                 -           4,053
      Deposits and Other Assets                       46,430         49,363
      Goodwill                                            -         153,177
                                                ____________    ___________

        Net Other Assets                              61,168        224,751
                                                ____________    ___________

       TOTAL ASSETS                             $  6,465,570    $ 7,672,482
                                                ============    ===========

   The accompanying notes are an integral part of these financial statements
                                      -3-

                       D H Marketing & Consulting, Inc.
                    Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ____________________________________


                                                 March 31        December 31
CURRENT LIABILITIES                                1998             1997
                                               ____________     ____________
                                                (unaudited)

     Accounts payable                          $    110,000     $    101,753
     Sales Tax Payable                              312,509          319,283
     Accrued Wages                                   10,180          132,240
     Accrued and Withheld Payroll Taxes               2,256           22,323
     Accrued expenses                                44,901           46,443
     Current Obligations Under Capital Lease          2,700           28,309
     Current portion of Notes Payable                    -           190,476
                                               ____________    _____________

           Total Current Liabilities                482,546          840,827
                                               ____________    _____________

LONG-TERM DEBT

     Deferred tax liability                          10,812              -
     Obligation Under Capital Lease                   8,229           42,149
                                               ____________     ____________

       Total Long-Term Debt                          19,041           42,149
                                               ____________     ____________

           Total Liabilities                        501,587          882,976
                                               ____________     ____________

STOCKHOLDERS' EQUITY

     Common stock, $.001 Par Value,
       Authorized 75,000,000 Shares;
       issued and outstanding 6,005,464
       and 6,005,464 shares, respectively            6,005            6,005
     Additional Paid-In Capital                  6,768,822        6,768,822
     Treasury Stock                             (1,352,656)        (530,000)
     Minority Interest                                 -             13,282
     Retained earnings                             541,812          531,397
                                               ___________      ___________

       Total Stockholders' Equity                5,963,983        6,789,506
                                               ___________      ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,465,570      $ 7,672,482
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements
                                       -4-

                      D H Marketing & Consulting, Inc.
                   Consolidated Statements of Operations

                                              For the three     For the three
                                               months ended      months ended
                                                 March 31          March 31
                                                   1998              1997
                                             _______________   ______________
  SALES                                      $       950,339   $    1,864,142

  COST OF GOODS SOLD                                 505,259          793,281
                                             _______________   ______________

  GROSS PROFIT                                       445,080        1,070,861
                                             _______________   ______________

  OPERATING EXPENSES
     General And Administrative Expenses             557,293          382,183
                                             _______________   ______________

  TOTAL OPERATING EXPENSES                           557,293          382,183
                                             _______________   ______________

  OPERATING INCOME (LOSS)                           (112,213)         688,678
                                             _______________   ______________

  OTHER INCOME AND (EXPENSES)
     Consulting Fees                                    -             400,000
     Other Income                                     18,563           (9,368)
     Gain on Sale of Investments                     108,625             -
                                             _______________   ______________

       Total Other Income and (Expenses)             127,188          390,632
                                             _______________   ______________

  INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                   14,975        1,079,310
                                             _______________   ______________

  PROVISION FOR INCOME TAXES
      Federal                                          3,600          330,000
      State                                              960           65,000
                                             _______________   ______________
         Total Income Taxes                            4,560          395,000
                                             _______________   ______________

  INCOME BEFORE MINORITY INTEREST                     10,415          684,310

     Minority Interest in Net Loss of
     Subsidiary                                          -               (615)
                                             _______________   ______________

  NET INCOME                                 $        10,415   $      683,695
                                             ===============   ==============

  NET INCOME PER SHARE                       $          .002   $          .18
                                             ===============   ==============

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES         6,005,464        3,819,874
                                             ===============   ==============

  The accompanying notes are an integral part of these financial statements
                                        -5-

               D H Marketing & Consulting, Inc.
  Consolidated Statements of Cash Flows

                                              For the three     For the three
                                               months ended      months ended
                                                 March 31          March 31
                                                   1998              1997
                                             _______________   ______________
  Cash Flows From Operating Activities

  Net income (loss)                          $        10,415   $      683,695
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Used in Operating
    Activities:
     Depreciation                                      1,214           14,232
     Amortization                                      4,021           10,885
     Minority interest in subsidiary                     -                615
     Receivables satisfied with return of
       treasury stock                               (316,406)             -
     Gain on Sale of Investments                    (108,625)             -
  Change in Assets and Liabilities (Net
    of effects of sale of QCI)
    (Increase) Decrease in:
     Accounts Receivable                            (106,345)        (208,785)
     Other Receivables                               (36,006)             -
     Inventory                                       126,767           (4,963)
     Prepaid Expenses                                     27          (31,574)
     Deposits                                         (4,000)             -
     Increase/(decrease) in:
     Accounts Payable                                  2,093          313,456
     Accrued Expenses                                    228           26,745
     Accrued Income Taxes                                -            203,500
                                             _______________   ______________

       Net Cash Provided (Used) by
         Operating Activities                       (426,617)       1,007,806
                                             _______________   ______________

  Cash Flows from Investing Activities
    Cash from short-term CD                              -            253,902
    Purchase of short-term Investments
       Certificates of Deposit                           -           (250,000)
    Purchase of Investments                              -           (900,708)
    Purchase of Property and Equipment                   -             (5,849)
    Cash from sale of investments                    185,000              -
    Cash acquired/(spun out) in subsidiaries        (174,641)         (26,496)

       Net Cash Provided (Used) by
       Investing Activities                           10,359         (929,151)
                                             _______________   ______________

  Cash Flows from Financing Activities

    Proceeds from debt financing                        -              99,731
    Net Proceeds from Issuance of
      Common Stock                                      -                 -
    Principal payments on debt financing                -             (16,371)
    Principal Payments on Capital Lease
      Obligation                                        (673)             -
                                             _______________   ______________

       Net Cash Provided (Used) by
         Financing Activities                           (673)          83,360
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
         Cash Equivalents (Forwarded)               (416,931)         162,015
                                             _______________   ______________

  The accompanying notes are an integral part of these financial statements
                                        -6-

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows
                                  (Continued)

                                              For the three     For the three
                                               months ended      months ended
                                                 March 31          March 31
                                                   1998              1997
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
    Cash Equivalents (Forwarded)                    (416,931)         162,015
                                             _______________   ______________

  Cash and Cash Equivalents
    Beginning                                        706,609          147,572
                                             _______________   ______________

    Ending                                   $       289,678    $     309,587
                                             ===============    =============

  Supplemental Disclosures of Cash
   Flow Information:
    Cash payments for interest               $         2,338    $      13,906
                                             ===============    =============
    Cash payments for income taxes           $         7,525    $        -
                                             ===============    =============

  Supplemental Schedule of Noncash
  Investing and Financing Activities

   Purchase of Inventory through Issuance
     of Company Stock                        $         -        $   4,425,000
                                             ===============    =============

   Satisfaction of Receivables through
     return of Treasury Stock                $       316,406    $         -
                                             ===============    =============




  The accompanying notes are an integral part of these financial statements
                                       -7-

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                   December 31, 1997 and March 31, 1998


  NOTE 1 - Summary of Significant Accounting Policies

    a.   Nature of Business

           D H Marketing & Consulting Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994, when the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring
           D. H. Marketing, New York. The Company's operations consist of distribution of chemical burn cleansing solutions;
           the purchase and sale of valuable and rare stamps, coins, fine art, and other tangible collectibles;
           network marketing; and general consultation to and possible acquisition of small growth oriented companies. The Company markets its products throughout the United States, Canada and Europe.

           Qualtronics Corporation, Inc.(QCI), a 97%-owned subsidiary, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid microcircuit technologies. Qualtronics' customers are predominately in northeastern U. S.

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

           Effective January 1, 1998 the Company sold it's 97% interest in QCI. No assets or operations of QCI for the first quarter 1998 have been reflected in these financial statements.

    b.     Principles of Consolidation

           The consolidated financial statements include the accounts of DH Marketing and Consulting, its wholly-owned subsidiaries Acquisition and Sales, Inc. (ASI) and Financial Communication Services, Inc. (FCS),
           Qualtronics Corporation, Inc.(QCI), a 97%-owned subsidiary (at December 31, 1997 only) and Universal
           Network, Inc (UNI) a wholly owned subsidiary at December 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.


           Before the acquisition of UNI at December 30, 1997 the Company accounted for its investment in Universal Network of America, Inc. by the equity method of accounting under which the Company's share of the net loss of the affiliate (24%) is recognized as an expense in the Company's statement of income.

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                  December 31, 1997 and March 31, 1998


  NOTE 1 - Summary of Significant Accounting Policies (Continued)

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

    e.     Organization Costs

           Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1997 and March 31, 1998, the gross unamortized balance was $72,030.

    f.     Client Lists

           The Company acquired a client list for $10,000. These costs are being amortized on a striaght-line basis over five years.

    g. The Company recorded goodwill in the acquisition of QCI, due to the excess cost over the net book value of QCI. Goodwill is being amortized over 10 years on the straight-line method. At March 31, 1998 goodwill was written off along with all other assets and liabilities of QCI.

    h.     Fair Value of Financial Instruments

           Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                   December 31, 1997 and March 31, 1998

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

           The principal sources of timing differences are different depreciation methods used for financial accounting and tax purposes.

           The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1997 and March 31, 1998:

                                             December 31           March 31
                                                1997                 1998
                                             ___________         ____________

  Current provision for income taxes:

  Federal                                    $   113,056         $      3,600
  State                                           52,061                  960
  Deferred                                            -                    -
                                             ___________         ____________

  Total provision for income taxes           $   165,117         $      4,560
                                             ===========         ============

  Deferred tax liability arising from:

  Acquisition of subsidiaries:
     QCI-depreciation differences                 32,458                   -
     UNI-depreciation differences                 10,812               10,812
                                             ___________         ____________

  Deferred tax liability                          43,270               10,812
                                             ___________         ____________

  Deferred tax assets-current:

  Net operating loss carryforward                (47,323)                  -
                                             ___________         ____________

  Net deferred tax asset                     $    (4,053)        $     10,812
                                             ===========         ============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                    December 31, 1997 and March 31, 1998


  NOTE 1 - Summary of Significant Accounting Policies (continued)

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

  NOTE 2 - Inventory

   Inventories consisted of the following:

                                                   December 31     March 31
                                                      1997           1998
                                                   ____________   ___________


        Artwork and Collectible                    $  5,500,107   $ 5,373,340
        Work in Process and Raw Materials -
           Qualtronics Corporation, Inc.                 59,025            -
                                                   ____________   ___________

                                                   $  5,559,132   $ 5,373,340
                                                   ============   ===========


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

  NOTE 3 - Qualtronics Corporation, Inc.

     On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc. The full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997. Effective January 1, 1998 the Company sold all interest in QCI for $185,000 and the return of 50,000 shares of D H Marketing stock. All assets, liabilities and operations of QCI have been excluded in these consolidated statements at March 31, 1998.

                        D H MARKETING & CONSULTING, INC.
                       Notes to the Financial Statements
                     December 31, 1997 and March 31, 1998

  NOTE 4 - Lines of Credit

      On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permited
      borrowing up to 250,000 on each line.   At December 31,
      1997, the outstanding balance of both lines are $0, and the lines of credit have been closed.

  NOTE 5 - Investment in Universal Network of America, Inc.

      The following pro forma information combines the results of the Company and Universal Network of America, Inc. as if the acquisition had occurred at the beginning of the periods presented.

                                                         December 31,
                                                  _________________________
                                                     1997           1996
                                                 _____________  _____________
                                                                 (unaudited)

    Sales                                        $   8,948,363  $  11,480,589
    Cost of Goods Sold                               3,336,793      3,497,613
                                                 _____________  _____________
    Gross Profit                                     5,611,570      7,982,976

    Selling Expenses                                 2,984,684      5,766,394
    General and Administrative Expenses              3,632,510      1,840,487
    Other Income (Expenses)                            537,095        261,799
                                                 _____________  _____________
    Income Before Income Taxes and Minority
        Interest in Net Income of Subsidiary          (468,529)       637,894

    Income Tax                                              -         233,000
                                                 _____________  _____________

    Income Before Minority Interest in Net
        Income of Subsidiary                          (468,529)       404,894

    Minority Interest in Net Income of
        Subsidiary                                      (2,196)        (1,152)
                                                 _____________  _____________

    Net Income                                   $    (470,725) $     403,742
                                                 =============  =============

    Net Income Per Share                         $        (.08) $        0.08
                                                 =============  =============

    Weighted Average Number of Common Shares         5,857,111      5,306,005
                                                 =============  =============

         Universal Network of America, Inc., has suffered cumulative losses through December 31, 1997, of $(1,798,909).

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                    December 31, 1997 and March 31, 1998


  NOTE 6 - Related Party Transaction

      During the period January 1, 1997 to December 31, 1997, the Company had various transactions with UNI which included: receipt of consulting income of $600,000, sales of collectibles of $4,986,554, and receipt of other payments of income of $231,400. Because these revenue were generated prior to the acquisition of UNI they have not been eliminated in the consolidation. The sales of the Company and the inventory of UNI on hand at December 30, 1997 was adjusted at the acquisition date. (See Note 2).

      The Company sold collectibles in the amount of $1,631,550 to Frama, Inc., a shareholder during the twelve-month period ended December 31, 1997. The shareholder paid for this transaction with the surrender of shares of D. H. Marketing & Consulting, Inc., common stock and the surrender of other investments. The Company also sold this shareholder a mortgage option which was paid for with shares of D. H. Marketing & Consulting common stock, shares of common stock in UNI, and $200,000 in cash.

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and March 31, 1998

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

                                                             December 31,
                                                                 1997
                                                            ______________
    Outstanding Options (after effect of stock split)
         September 6, 1996                                        165,000
         January 7, 1997                                        1,200,000
         January 13, 1997                                         750,000
                                                            _____________
                                                                2,115,000
                                                            =============

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and March 31, 1998

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

      The total future minimum rental commitment at December 31, 1997, under these leases is $538,032, which is due as follows:

                 Year Ending
                December 31,                   Amount
                ____________               _____________
                       1998                $    162,174
                       1999                     102,368
                       2000                      93,768
                       2001                      93,768
                       2002                      85,954
                                           ____________
                                           $    538,032
                                           ============

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and March 31, 1998

  NOTE 10 - Segment Data

      For the year ended December 31, 1997 and 1996, the Company had four reportable industry segments: (i) network marketing, (ii) collectibles, (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.

                                                   Year             Year
                                                  Ended             Ended
                                                December 31,     December 31,
                                                   1997             1996
                                               ______________   _____________

    Sales (Net of Discounts)
         Multi-Level Network Marketing         $      483,000   $     556,393
         Collectibles                               2,035,611       1,172,698
         Burn Cleansing Solution                       38,547          38,265
         Mechanical Assemblies                      2,503,684              -
                                               ______________   _____________
                                                    5,060,842       1,767,356

    Acquisitions and Consulting                       448,200         250,000
                                               ______________   _____________
              Consolidated                     $    5,509,042   $   2,017,356
                                               ==============   =============

    Operating Income (Loss)
         Multi-level Network Marketing         $      410,787   $     501,039
         Collectibles                                 719,591         613,598
         Burn Cleansing Solution                       19,290          12,124
         Acquisitions and Consulting                  448,200         252,825
         Mechanical Assemblies                        110,682             -
                                               ______________   _____________
             Consolidated                           1,708,550       1,379,586
         Other Income                                 100,612          13,221
         General Corporate Expenses                (1,378,799)       (474,093)
         Interest Expense                             (45,784)           (744)
                                               ______________   _____________

           Net Income (Loss) Before Income
             Taxes                             $      384,579   $     917,970
                                               ==============   =============

    Accounts and Other Receivables
         Multi-Level Network Marketing         $      140,621         467,506
         Collectibles                                   2,598          39,825
         Burn Cleansing Solution                        -                 -
         Acquisitions and Consulting                    -             100,000
         Mechanical Assemblies                        273,138             -
                                               ______________   _____________
            Consolidated                              416,357         607,331
         Corporate                                      -               2,069
                                               ______________   _____________

             Total Accounts and Other
                Receivables                    $      416,357   $     609,400
                                               ==============   =============

    Identifiable Assets
         Multi-Level Network Marketing         $    3,954,607   $     487,947
  NOTE 10 - Segment Data (continued)

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                    December 31, 1997 and March 31, 1998

                                                   Year             Year
                                                  Ended             Ended
                                                December 31,     December 31,
                                                   1997             1996
                                               ______________   _____________

         Collectibles                               2,164,821         536,601
         Burn Cleansing Solution                         -              2,871
         Acquisitions and Consulting                   48,903         466,720
         Mechanical Assemblies                        836,579             -
                                               ______________   _____________
            Consolidated                            7,004,910       1,494,139
         Corporate Assets                             667,574         557,688
                                               ______________   _____________

             Total Assets at Period End        $    7,672,484   $   2,051,827
                                               ==============   =============

  NOTE 11 - Note Payable

    Long Term Liabilities are detailed in the following schedules as of December 31, 1997 and 1998.

    Note payable is detailed as follows:                    1997       1998
    Note payable to a Bank, principle payments of         _________  ________
    $2,976 plus interest through April 2003, bears
    interest at 10.5%, secured by equipment and
    inventory.                                            $ 190,476  $    -
                                                          =========  ========

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
                                           =============

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                  December 31, 1997 and March 31, 1998


  NOTE 12 - Obligations Under Capital Lease

    Capital lease obligations are detailed in the following schedule as of December 31, 1997 and March 31, 1998:

                                                 December 31,     March 31,
                                                     1997           1998
                                                _____________   _____________

    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $2,116 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                  $     49,549    $       -

    Capital lease obligation to a corporation
    for copying equipment, lease payments due
    monthly of $177 through September 1999,
    bears interest at 20.58%, secured by
    equipment.                                         2,975            -


    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $264 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                         6,333            -


    Capital lease obligation to a corporation
    for office equipment, lease payments due
    monthly of $158 through February 2001,
    bears interest at 12.7%, secured by office
    equipment.                                         5,412            5,108

    Capital lease obligation to a corporation
    for a copier, lease payments due
    monthly of $210 through March 2001, bears
    interest at 17.6%, secured by copier
    equipment.                                         6,189            5,821
                                                ____________    _____________

    Total Lease Obligations                           70,458           10,929
                                                ____________    _____________

    Less current portion                              28,309            2,700
                                                ____________    _____________

    Net Long Term Lease Obligation              $     42,149    $       8,229
                                                ============    =============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                    December 31, 1997 and March 31, 1998

  NOTE 12 - Obligations Under Capital Lease (continued)

    Future minimum lease payments are as follows:

                                               December 31,      March 31,
                                                   1997             1998
                                               ____________     ____________

         1998                                  $     35,100     $       4,416
         1999                                        34,569             4,416
         2000                                        11,556             4,258
         2001                                           946               -
                                               ____________     _____________
                                                     82,171            13,090
         Less portion representing interest         (11,713)           (2,161)
                                               ____________     _____________
         Total                                 $     70,458     $      10,929
                                               ============     =============

  Leased assets are as follows:

                                               December 31,        March 31,
                                                   1997               1998
                                               ____________     _____________

         Leased Equipment                           129,229            16,696
         Accumulated Depreciation                   (48,610)           (6,678)
                                               ____________     _____________
              Total Net Leased Equipment       $     80,619     $      10,018
                                               ============     =============

  NOTE 13 - Retirement Plan (401K)

      The Company sponsors a 401(k) deferred salary savings plan which is a qualified defined contribution plan. All employees of the Company are eligible to participate in the plan on January 1 and July 1 following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company, at the discretion of the Board of Directors, can match the employee's contributions. For the years 1997 and 1996, the Company matched 50% of the employee's contributions up to 5% each year. The Company's Board of Directors has the discretion to contribute up to a maximum of 20% of employee compensation, which includes employee deferrals and Company contributions. The retirement plan was sponsored by QCI, therefore at March 31, 1998 no plan exists for the Company.

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                   December 31, 1997 and March 31, 1998


  NOTE 14 - Major Customers and Suppliers

      During the years ended December 31, 1997 and 1996, QCI had the following major customers from which the earned revenues were in excess of 10% of total sales as follows:

                                                    Amount of Net Sales
                                                  Year Ended December 31,
                                              _______________________________
           Customer                                1997             1996
          __________                          ______________     ____________
                A                                    906,069          267,412
                B                                    522,268          366,160
                C                                    375,916          344,964

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

  NOTE 15 - Subsequent Events

      On February 5, 1998, the Company signed an agreement to transfer all of its interest in the stock of QCI to Runes, Corporation, a shareholder. In consideration of the transfer, the Company is to receive $185,000 and 60,000 shares of DH Marketing common stock. Summary data of QCI at December 31, 1997 is as follows:

         Current Assets                       $     520,555
         Property & Equipment                       294,226
         Other Assets                                21,798
         Total Assets                               836,578

         Current Liabilities                        180,230
         Long Term Debt                             213,618
         Stockholders Equity                        442,730
         Total Liabilities & Stockholders'
            Equity                                  836,578

         Net Sales                                2,504,095
         Gross Profit                             1,245,728
         General and Administrative Expenses      1,118,806
         Other Income (expenses)                    (29,178)
                                                ___________
         Net Income                             $   110,383
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

  On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, March 31, 1998, ending the first quarter of 1998, shares were traded at the closing price of 4 3/16.

  The Company, in the past, was segmented into four distinct operations, consisting of the
  Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. The Company has since, in this quarter now ended, divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

  At December 31,1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia, Canada and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York, to Milford, Pennsylvania. During the fourth quarter of 1996, the Company opened a West Coast Relations Office in Las Vegas,
  Nevada and, in the early part of the second quarter of 1997, reopened its regional office in Vancouver, British Columbia. The Company closed its West Coast Relations Office in Las Vegas, Nevada in December, 1997 and relocated the headquarters from Milford, Pennsylvania to Hawley, Pennsylvania on February 1, 1998.

  The Company was, until February 5, 1998, a 97% equity owner of Qualtronics Corporation, Inc. ("QCI"), a contract manufacturer of electronic and electromechanical assemblies based in
  Allentown, Pennsylvania.

  The Company is also a 100% equity owner of Universal Network of America, Inc. ("UNAI"), a direct sales organization distributing various tangible asset collectibles through Independent Distributors. UNAI is based in Sarasota, Florida and operates through its subsidiary Universal Network, Inc.

  Selected Financial Data

                                                   1/1/98-          1/1/97-
       Sales                                       3/31/98          3/31/97
                                                (unaudited)       (unaudited)
                                                ___________       ___________

       Sales                                    $   950,339       $ 1,864,142
       Cost of Goods Sold                           505,259           793,281

       Net Income                                    10,415           683,695

       Net Income Per Share                     $      .002       $       .18

       Weighted Average Number of Common Shares   6,005,464         3,819,874

  Liquidity

  During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and continuing business operations, the Company now has adequate cash availability and income to satisfy present operating needs. The Company posted net income of $684,970 in 1996 and $216,151 in 1997.

  The Company has recently posted net income of $10,415 in the first quarter of 1998 and has recorded Total Current Assets of $6,229,678 for the same period. In addition, Total Stockholders' Equity at March 31, 1998 was $5,963,983.

  Capital Resources

  On March 31, 1998, the Company had recorded Total Current Assets of $6,229,678, of which $289,678 was held in cash and cash equivalents and $5,373,340 was held in inventory at cost. Approximate Total Current Assets at March 31, 1997 was $6,778,860 of which $559,587 was held in cash and cash equivalents.

  Cash Expenditures

  Total general and administrative expenses increased from $382,183 on March 31, 1997 to $557,293 on March 31, 1998. The most significant increases were due to the increased activities of management as it related to the Company's divestiture of unrelated businesses and assimilation of its subsidiary, Universal Network of America, Inc., acquired in December 1997. In addition, legal and professional expenses increased so the Company may reply to a formal order of investigation being conducted by the United States Securities and Exchange Commission, with which the Company's management is co-operating.

  Long-Term Debt/Current Liabilities

  The Company has satisfactorily retired all Long-Term Debt with the exception of two(2) Capital Leases for Office Equipment that totaled approximately $10,929 in current and long-term debt.

  Revenue

  Total revenue, less sales discounts, decreased from March 31, 1997 to March 31, 1998 from $1,864,142 to $950,339. Management of the Company points to key restructuring projects and corresponding decreased sales activity related to the Company's assimilation of its subsidiary Universal Network of America, Inc. for reasons of the reduced sales activity. Furthermore, current sales data does not include the sales of the Company's previously owned subsidiary, Qualtronics Corporation, Inc., which had approximately $400,000 of revenue in the quarter ending March 31, 1996 (exact segment data is unavailable at the time of this filing).

  In the network marketing division, operated and governed by the Company's subsidiary Universal Network, Inc., representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products.

  Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives then earn commissions corresponding to the sales volume generated at their portion of the network.

  Universal Network, Inc. has also introduced in this past quarter a new consumable line of health and beauty products for both men and women. The "Universal Collection" contains 24k gold flakes within the aloe vera based products.


                               Plan of Operation

  D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
  D. H. Marketing & Consulting, Inc., a New York corporation ("D. H. Marketing-New York"). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29,1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company has been segmented into four distinct operations, consisting of the Burn Cleansing Solution Division, Network Marketing Division, the Collectible Division and the Acquisitions & Consulting Division. The Company has since, in this quarter now ended, divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.


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

  This division was divested in the first quarter of 1998 to Safe-Stride of Washington located in Puyallup, Washington in exchange for 10% of the gross revenue generated by the sale of Diphoterine and Hexafluorine ad infinitum.

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

  The network marketing system was developed and is governed by Universal Network, Inc., also known as Universal Network of America, Inc., a subsidiary of the Company as of December 1997.

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

  The December 1997 acquisition of Universal Network of America, Inc. will reduce activities of this division in current and future years. Sales activity of large packages of tangible asset collectibles will be entertained on an infrequent basis.

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

  This division was also successful in acquiring 24% of Universal Network of America, Inc. throughout 1997 and the remaining 76% of the company in December 1997. The Company has since, on February 5, 1998, divested itself of its interest in Qualtronics Corporation, Inc.


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


  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to the security holders to be voted upon during the quarter ended March 31, 1998.

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

  23.13 Consent, dated December 1, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated November 3, 1997. (Filed with the SEC in this Form 10-QSB.)

  23.14 Consent, dated April 14, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated February 13, 1998. (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

  23.15 Consent, dated May 28, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated May 19, 1998. (Filed with the SEC in this Form 10-QSB.)

  27.1 Financial Data Schedule for the 6-month period ending June 30, 1996. (Filed with the SEC on October 16, 1996 in Form 10-QSB/A.)

  27.2 Financial Data Schedule for the 9-month period ending September 30, 1996. (Filed with the SEC on November 6, 1996 in Form 10-QSB.)

  27.3 Financial Data Schedule for the 3-month period ending March 31, 1997. (Filed with the SEC on May 27, 1997 in Form 10-QSB/A.)

  27.4 Financial Data Schedule for the 6-month period ending June 30, 1997. (Filed with the SEC on August 7, 1997 in Form 10-QSB.)

  27.5 Financial Data Schedule for the 9-month period ending September 30, 1997. (Filed with the SEC on September 30, 1997 in Form 10-QSB.)

  27.6        Financial Data Schedule for the year-ending December 31, 1997.
              (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

  27.7 Financial Data Schedule for the 3-month period ending March 31, 1998. (Filed with the SEC in this Form 10-QSB.)

  (b)  REPORTS ON FORM 8-K.

  The following reports were filed on Form 8-K during the quarter ending
  3/31/98.

  Date of Report              Item Reported
  ____________________        _______________________________________________

  12-15-97 The Company reported the engagement of a new certifying accountant, Crouch, Bierwolf & Chisholm.

  12-30-97 The Company reported the acquisition of Universal Network of America, Inc., a Nevada corporation.

  1-28-98 The Company reported the election of two additional directors, Ronald W. Meredith and William Bartley.

  2-5-98 The Company reported the disposition of its ownership of Qualtronics Corporation.

                              SIGNATURES


  In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


  5/28/98                    By: /s/ DAVID D. HAGEN
  Date                       David D. Hagen
                             President, Treasurer and Chief Financial Officer