Form 10QSB
period 1998-06-30
D H MARKETING & CONSULTING INC
filed 1998-08-14
CIK 933954

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
  (Mark One)

       [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998 the issuer had 6,005,464 shares of common stock outstanding, 3,268,629 shares of which are restricted and 2,736,835 shares are free trading. As of June 30, 1998 the issuer had 671 shareholders.

       Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

      See attached Financial Statements for the quarter ending June 30, 1998.

                        D H Marketing & Consulting, Inc.
                              And Subsidiaries

                       Consolidated Financial Statements

                          June 30, 1998 (unaudited)
                                     and
                               December 31, 1997

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


                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of June 30, 1998 and the related statements of operations, and cash flows for the six months ended June 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 13, 1998.

/s/ CROUCH, BIERWOLF & CHISHOLM

August 4, 1998

                     D H Marketing & Consulting, Inc.
                       Consolidated Balance Sheets


                            ASSETS
                           ________


                                                 June 30        December 31
                                                   1998             1997
                                                ____________   _____________
CURRENT ASSETS                                  (unaudited)

     Cash and Cash Equivalents                  $    186,770   $    706,609
     Accounts receivable, Net of Allowance
       1997 $29,859; 1998 $29,859                    186,616        245,877
     Other Receivables                                   -          140,620
     Tax Refunds                                     156,106        307,144
     Inventory                                     5,125,113      5,559,132
     Prepaid Expenses                                    -           17,584
                                                ____________    ___________

       Total Current Assets                        5,654,605      6,976,966
                                                ____________    ___________

INVESTMENTS
     Investments - Other                              48,903         48,903
                                                ____________    ___________

        Total Investments                             48,903         48,903
                                                ____________    ___________

PROPERTY & EQUIPMENT
     Office Furniture and Fixtures                    17,784         78,069
     Automobiles                                         -           19,601
     Equipment                                       177,809        801,882
     Leasehold Improvements                           17,668         37,664
     Accumulated Depreciation                        (87,784)      (515,354)
                                                ____________    ___________

       Net Property & Equipment                      125,477        421,862
                                                ____________    ___________

OTHER ASSETS
      Organization Costs                              72,030         71,429
      Client Lists                                    10,000         10,000
                                                ____________    ___________
                                                      82,030         81,429
      Less Accumulated Amortization                  (71,314)       (63,271)
                                                ____________    ___________
                                                      10,716         18,158
      Deferred Tax Assets                                 -           4,053
      Deposits and Other Assets                       46,430         49,363
      Goodwill                                            -         153,177
                                                ____________    ___________

        Net Other Assets                              57,146        224,751
                                                ____________    ___________

       TOTAL ASSETS                             $  5,886,131    $ 7,672,482
                                                ============    ===========

   The accompanying notes are an integral part of these financial statements
                                      -3-

                       D H Marketing & Consulting, Inc.
                    Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ____________________________________


                                                 June 30         December 31
CURRENT LIABILITIES                                1998             1997
                                               ____________     ____________
                                                (unaudited)

     Accounts payable                          $     43,000     $    101,753
     Sales Tax Payable                              312,478          319,283
     Accrued Wages                                      -            132,240
     Accrued and Withheld Payroll Taxes                 887           22,323
     Accrued expenses                                58,705           46,443
     Current Obligations Under Capital Lease          2,700           28,309
     Current portion of Notes Payable                50,000          190,476
                                               ____________    _____________

           Total Current Liabilities                467,770          840,827
                                               ____________    _____________

LONG-TERM DEBT

     Deferred tax liability                          10,812              -
     Obligation Under Capital Lease                   7,236           42,149
                                               ____________     ____________

       Total Long-Term Debt                          18,048           42,149
                                               ____________     ____________

           Total Liabilities                        485,818          882,976
                                               ____________     ____________

STOCKHOLDERS' EQUITY

     Common stock, $.0003 Par Value,
       Authorized 75,000,000 Shares;
       issued and outstanding 6,005,464
       and 6,005,464 shares, respectively            6,005            6,005
     Additional Paid-In Capital                  6,768,822        6,768,822
     Treasury Stock                             (1,352,656)        (530,000)
     Minority Interest                                 -             13,282
     Retained earnings                             (21,858)         531,397
                                               ___________      ___________

       Total Stockholders' Equity                5,400,313        6,789,506
                                               ___________      ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,886,131      $ 7,672,482
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements
                                       -4-

                      D H Marketing & Consulting, Inc.
                   Consolidated Statements of Operations

                                         For the three    For the three   For the Six   For the Six
                                          months ended     months ended   months ended  months ended
                                            June 30          June 30        June 30       June 30
                                              1998             1997           1998          1997
                                        _______________   ______________  ____________
_____________

  SALES                                 $       384,282   $    4,423,605  $  1,334,621  $   6,287,747

  COST OF GOODS SOLD                            364,866        2,923,998     1,018,367      3,717,279
                                        _______________   ______________  ____________
_____________

  GROSS PROFIT                                   19,416        1,499,607       316,254      2,570,468
                                        _______________   ______________  ____________
_____________

  OPERATING EXPENSES
     General And
         Administrative Expenses                585,870          382,183       996,553        764,366
                                        _______________   ______________  ____________
_____________

  TOTAL OPERATING EXPENSES                      585,870          382,183       996,553
764,366
                                        _______________   ______________  ____________
_____________

  OPERATING INCOME (LOSS)                      (566,454)       1,117,424      (680,299)
1,806,102
                                        _______________   ______________  ____________
_____________

  OTHER INCOME AND (EXPENSES)
     Consulting Fees                                -            100,000           -          500,000
     Other Income                                  (816)          32,944        19,379         23,576
     Gain on Sale of Investments                    -                -         108,625            -
                                        _______________   ______________  ____________
_____________

       Total Other Income and (Expenses)           (816)         132,944       128,004        523,576
                                        _______________   ______________  ____________
_____________

  INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                            (567,270)       1,250,368      (552,295)     2,329,678
                                        _______________   ______________  ____________
_____________

  PROVISION FOR INCOME TAXES
      Federal                                    (3,600)         410,000           -          740,000
      State                                         -             75,000           960        140,000
                                        _______________   ______________  ____________
_____________
         Total Income Taxes                      (3,600)         485,000           960        880,000
                                        _______________   ______________  ____________
_____________

  INCOME BEFORE
       MINORITY INTEREST                       (563,670)         765,368      (553,255)     1,449,678

     Minority Interest in Net Loss
         of Subsidiary                              -              1,774           -            2,389
                                        _______________   ______________  ____________
_____________

  NET INCOME                            $      (563,670)  $      763,594  $   (553,255) $   1,447,289
                                        ===============   ==============  ============
=============

  NET INCOME PER SHARE                  $         (.094)  $          .19  $      (.092) $         .38
                                        ===============   ==============  ============
=============

  WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES                       6,005,464        3,950,671     6,005,464      3,818,507
                                        ===============   ==============  ============
=============

  The accompanying notes are an integral part of these financial statements
                                       -5-

                     D H Marketing & Consulting, Inc.
                  Consolidated Statements of Cash Flows

                                               For the six       For the six
                                               months ended      months ended
                                                 June 30           June 30
                                                   1998              1997
                                             _______________   ______________
  Cash Flows From Operating Activities

  Net income (loss)                          $      (553,255)  $    1,447,289
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Used in Operating
    Activities:
     Depreciation                                      2,427           28,466
     Amortization                                      8,043           21,770
     Minority interest in subsidiary                     -              2,389
     Receivables satisfied with return of
       treasury stock                               (316,406)             -
     Gain on Sale of Investments                    (108,625)         (75,000)
  Change in Assets and Liabilities (Net
    of effects of sale of QCI)
    (Increase) Decrease in:
     Accounts Receivable                             (37,251)      (5,010,100)
     Other Receivables                               115,032              -
     Inventory                                       374,994        3,423,578
     Prepaid Expenses                                  3,806         (253,408)
     Deposits                                         (4,000)             -
     Increase/(decrease) in:
     Accounts Payable                                (64,907)         364,012
     Accrued Expenses                                  1,610           28,564
     Accrued Income Taxes                                -            507,450
                                             _______________   ______________

       Net Cash Provided (Used) by
         Operating Activities                       (578,532)         485,010
                                             _______________   ______________

  Cash Flows from Investing Activities
    Cash from short-term CD                              -            253,902
    Purchase of short-term Investments                   -            200,000
       Certificates of Deposit                           -           (250,000)
    Purchase of Investments                              -           (728,708)
    Purchase of Property and Equipment                   -            (15,554)
    Cash from sale of investments                    185,000              -
    Cash acquired/(spun out) in subsidiaries        (174,641)         (26,496)
                                             _______________   ______________
       Net Cash Provided (Used) by
       Investing Activities                           10,359         (566,856)
                                             _______________   ______________

  Cash Flows from Financing Activities

    Proceeds from debt financing                      50,000          250,000
    Net Proceeds from Issuance of
      Common Stock                                      -                 -
    Principal payments on debt financing                -             (31,170)
    Principal Payments on Capital Lease
      Obligation                                      (1,666)             -
                                             _______________   ______________

       Net Cash Provided (Used) by
         Financing Activities                         48,334          218,830
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
         Cash Equivalents (Forwarded)               (519,839)         136,984
                                             _______________   ______________

  The accompanying notes are an integral part of these financial statements
                                        -6-

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows
                                  (Continued)

                                               For the six       For the six
                                               months ended      months ended
                                                  June 30          June 30
                                                   1998              1997
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
    Cash Equivalents (Forwarded)                    (519,839)         136,984
                                             _______________   ______________

  Cash and Cash Equivalents
    Beginning                                        706,609          147,572
                                             _______________   ______________

    Ending                                   $       186,770    $     284,556
                                             ===============    =============

  Supplemental Disclosures of Cash
   Flow Information:
    Cash payments for interest               $         2,689    $      35,814
                                             ===============    =============
    Cash payments for income taxes           $         7,525    $        -
                                             ===============    =============

  Supplemental Schedule of Noncash
  Investing and Financing Activities

   Purchase of Inventory through Issuance
     of Company Stock                        $         -        $   4,425,000
                                             ===============    =============

   Satisfaction of Receivables through
     return of Treasury Stock                $       316,406    $     681,250
                                             ===============    =============

   Purchase of Investments with common
     stock                                   $         -        $     450,000
                                             ===============    =============

   Acquisition of Investments in
     satisfaction of Accounts Receivable     $         -        $   3,650,000
                                             ===============    =============


  The accompanying notes are an integral part of these financial statements
                                       -7-

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                    December 31, 1997 and June 30, 1998


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

           Effective January 1, 1998 the Company sold it's 97% interest in QCI. No assets or operations of QCI for the calender year 1998 have been reflected in these financial statements.

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

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                   December 31, 1997 and June 30, 1998


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

    e.     Organization Costs

           Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1997 and June 30, 1998, the gross unamortized balance was $72,030.

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

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                   December 31, 1997 and June 30, 1998

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

           The principal sources of timing differences are different depreciation methods used for financial accounting and tax purposes.

           The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1997 and June 30, 1998:

                                             December 31           June 30
                                                1997                 1998
                                             ___________         ____________

  Current provision for income taxes:

  Federal                                    $   113,056         $         -
  State                                           52,061                  960
  Deferred                                            -                    -
                                             ___________         ____________

  Total provision for income taxes           $   165,117         $        960
                                             ===========         ============

  Deferred tax liability arising from:

  Acquisition of subsidiaries:
     QCI-depreciation differences                 32,458                   -
     UNI-depreciation differences                 10,812               10,812
                                             ___________         ____________

  Deferred tax liability                          43,270               10,812
                                             ___________         ____________

  Deferred tax assets-current:

  Net operating loss carryforward                (47,323)                  -
                                             ___________         ____________

  Net deferred tax asset                     $    (4,053)        $     10,812
                                             ===========         ============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998


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

  NOTE 2 - Inventory

   Inventories consisted of the following:

                                                   December 31      June 30
                                                      1997           1998
                                                   ____________   ___________


        Artwork and Collectible                    $  5,500,107   $ 5,125,111
        Work in Process and Raw Materials -
           Qualtronics Corporation, Inc.                 59,025            -
                                                   ____________   ___________

                                                   $  5,559,132   $ 5,125,111
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

  NOTE 3 - Qualtronics Corporation, Inc.

     On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc. The full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997. Effective January 1, 1998 the Company sold all interest in QCI for $185,000 and the return of 50,000 shares of D H Marketing stock. All assets, liabilities and operations of QCI have been excluded in these consolidated statements at June 30, 1998.

                        D H MARKETING & CONSULTING, INC.
                       Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998

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
                                                 =============  =============

         Universal Network of America, Inc., has suffered cumulative losses through December 31, 1997, of $(1,798,909).

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998


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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998

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

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                    December 31, 1997 and June 30, 1998

  NOTE 10-Segment Data (continued)

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
                                               ==============   =============

  NOTE 11 - Note Payable

    Long Term Liabilities are detailed in the following schedules as of December 31, 1997 and June 30, 1998.

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
                                           =============

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                  December 31, 1997 and June 30, 1998


  NOTE 12 - Obligations Under Capital Lease

    Capital lease obligations are detailed in the following schedule as of December 31, 1997 and June 30, 1998:

                                                 December 31,     June 30,
                                                     1997           1998
                                                _____________   _____________

    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $2,116 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                  $     49,549    $       -

    Capital lease obligation to a corporation
    for copying equipment, lease payments due
    monthly of $177 through September 1999,
    bears interest at 20.58%, secured by
    equipment.                                         2,975            -


    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $264 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                         6,333            -


    Capital lease obligation to a corporation
    for office equipment, lease payments due
    monthly of $158 through February 2001,
    bears interest at 12.7%, secured by office
    equipment.                                         5,412            4,792

    Capital lease obligation to a corporation
    for a copier, lease payments due
    monthly of $210 through March 2001, bears
    interest at 17.6%, secured by copier
    equipment.                                         6,189            5,144
                                                ____________    _____________

    Total Lease Obligations                           70,458            9,936
                                                ____________    _____________

    Less current portion                              28,309            2,700
                                                ____________    _____________

    Net Long Term Lease Obligation              $     42,149    $       7,236
                                                ============    =============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                     December 31, 1997 and June 30, 1998

  NOTE 12 - Obligations Under Capital Lease (continued)

    Future minimum lease payments are as follows:

                                               December 31,      June 30,
                                                   1997             1998
                                               ____________     ____________

         1998                                  $     35,100     $       4,416
         1999                                        34,569             4,416
         2000                                        11,556             3,154
         2001                                           946               -
                                               ____________     _____________
                                                     82,171            11,986
         Less portion representing interest         (11,713)           (2,050)
                                               ____________     _____________
         Total                                 $     70,458     $       9,936
                                               ============     =============

  Leased assets are as follows:

                                               December 31,        June 30,
                                                   1997               1998
                                               ____________     _____________

         Leased Equipment                           129,229            16,696
         Accumulated Depreciation                   (48,610)           (7,513)
                                               ____________     _____________
              Total Net Leased Equipment       $     80,619     $       9,183
                                               ============     =============

  NOTE 13 - Retirement Plan (401K)

      The Company sponsors a 401(k) deferred salary savings plan which is a qualified defined contribution plan. All employees of the Company are eligible to participate in the plan on January 1 and July 1 following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company, at the discretion of the Board of Directors, can match the employee's contributions. For the years 1997 and 1996, the Company matched 50% of the employee's contributions up to 5% each year. The Company's Board of Directors has the discretion to contribute up to a maximum of 20% of employee compensation, which includes employee deferrals and Company contributions. The retirement plan was sponsored by QCI, therefore at June 30, 1998 no plan exists for the Company.

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                    December 31, 1997 and June 30, 1998


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

  On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, June 30, 1998, ending the second quarter of 1998, shares were traded at the closing price of 2 9/16.

  The Company, in the past, was segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. The Company has since, in the first quarter of 1998, divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that Company's operating subsidiary Universal Network, Inc.

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

  Selected Financial Data

                         for 3 mos      for 3 mos      for 6 mos   for 6 mos
                           ended          ended          ended       ended
                          6/30/98        6/30/97        6/30/98     6/30/97

      Sales              $ 384,282      $4,423,605    $1,334,621   $6,287,747

      Cost of Goods        364,866       2,923,998     1,018,367    3,717,279
          Sold

      Net Income         $(563,670)        763,594      (553,255)   1,447,289

      Net Income/Share       (.094)            .19         (.092)         .38

      Weighted Average   6,005,464       3,950,671     6,005,464    3,818,507
      # Common Shares

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

  The Company has recently posted a net loss of $563,670 in the second quarter of 1998 and a loss of $553,255 for the 6 months ending June 30, 1998. The Company has also recorded Total Current Assets of 5,654,605 for the same period. In addition, Total Stockholders' Equity at June 30, 1998 was $5,400,313.

  Capital Resources

  On June 30, 1998, the Company had recorded Total Current Assets of $5,654,605 of which $186,770 was held in cash and cash equivalents and $5,125,113 was held in inventory at cost. Approximate Total Current Assets at June 30, 1997 was $3,331,522 of which $136,845 was held in cash and cash equivalents.

  Cash Expenditures

  Total general and administrative expenses increased from $764,366 on June 30, 1997 to $996,553 on June 30, 1998. The most significant increases were due to the increased activities of management as it related to the Company's divestiture of unrelated businesses and assimilation of its subsidiary, Universal Network of America, Inc., acquired in December 1997. In addition, legal and professional expenses increased so the Company may reply to a formal order of investigation being conducted by the United States Securities and Exchange Commission, with which the Company's management is co-operating.

  Long-Term Debt/Current Liabilities

  The Company has satisfactorily retired all Long-Term Debt with the exception of two(2) Capital Leases for Office Equipment that totaled approximately
  $ 9,936 in current and long-term debt.

  Revenue

  Total revenue, less sales discounts, decreased from June 30, 1997 to June
  30, 1998 from $4,423,605 to $384,282. Management of the Company points to key restructuring projects and corresponding decreased sales activity related to the Company's assimilation of its subsidiary Universal Network of America, Inc. for reasons of the reduced sales activity, especially as it relates to the divestiture of unrelated businesss operations.

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


                               Plan of Operation

  D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
  D. H. Marketing & Consulting, Inc., a New York corporation ("D. H. Marketing-New York"). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29,1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company has been segmented into four distinct operations, consisting of the Burn Cleansing Solution Division, Network Marketing Division, the Collectible Division and the Acquisitions & Consulting Division. The Company has divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

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

  At the close of 1995, the Company had earned over $136,000 in commissions and was the third largest dollar earner within the entire system. At the close of 1996, the Company had earned commissions in excess of $500,000 and was the largest dollar earner within the entire system.

  The network marketing system was developed and is governed by Universal Network, Inc., the operating subsidiary of Universal Network of America, Inc., a subsidiary of the Company as of December 1997.

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


                          PART II- OTHER INFORMATION


  ITEM 1.   LEGAL PROCEEDINGS

  The United States Securities and Exchange Commission is conducting a formal investigation of the Company, with which the Company's management is co-operating. The outcome of such investigation is not known at this time. The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

  ITEM 2.   CHANGES IN SECURITIES

  On June 30, 1998, the Company authorized and approved the issuance of an aggregate of 450,000 shares of restricted common stock, $.0003 par value per share, as a stock bonus to certain officers, directors, employees and consultants to the Company. The Company relied upon an exemption from registration provided Section 4(2) of the Securities Act of 1933, as the shares were offered only to a limited number of investors in a private transaction for services rendered as follows:

  Name                  # of Shares    Value of Shares   Service
  ___________________   ____________   _______________   ______________________

  David Hagen           100,000        $  179,375        President and CEO of
                                                         the Company

  George Clinton        50,000             89,688        Top UNI field
                                                         distributor, incentive
                                                         based

  Michael Daily         50,000             89,688        VP of Company

  Steve Krakonchuk      50,000             89,688        VP of Investor
                                                         relations

  Ron Meredith          25,000             44,844        President of UNI

  William Bartley       25,000             44,844        VP of UNI

  Principal Holdings   100,000            179,375        Investment bankers,
                                                         involved in
                                                         acquisition of UNI

  Martin Grossbach      25,000             44,844        Director on
                                                         President's advisory
                                                         staff

  John C. Guttridge      5,000              8,969        Director on
                                                         President's advisory
                                                         staff

  Aviary Marketing      20,000             35,875        Incentive bonus for
                                                         new UNI sales leaders


  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On July 10, 1998, the Company held its Annual Meeting of the Stockholders in in order to re-elect the following individuals to the Board of Directors:

          Director              For              Against
          __________________    _____________    ___________

          David D. Hagen           2,377,950       13,296
          Michael J. Daily         2,377,950       13,296
          Martin Grossbach         2,377,950       13,296
          Steve Krakonchuk         2,368,826       22,420
          William Bartley          2,377,883       13,363
          Ronald W. Meredith       2,377,883       13,363
          John C. Guttridge        2,377,950       13,296

  There were 6,005,464 shares outstanding and eligible to vote at the shareholder's meeting. 2,391,246 shares were voted at the shareholder's meeting either by proxy or attendance.

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

  23.13 Consent, dated December 1, 1997, of the Accountants, Niessen, Dunlap & Pritchard, P.C., to the publication of their report, dated November 3, 1997. (Filed with the SEC on December 3, 1997 in Form 10-QSB.)

  23.14 Consent, dated April 14, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated February 13, 1998. (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

  23.15 Consent, dated May 28, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated May 19, 1998. (Filed with the SEC on May 29, 1998 in Form 10-QSB.)

  23.16 Consent, dated August 11, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated August 4, 1998. (Filed with the SEC in this Form 10-QSB.)

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

  27.3 Financial Data Schedule for the 3-month period ending March 31, 1997. (Filed with the SEC on May 27, 1997 in Form 10-QSB/A.)

  27.4 Financial Data Schedule for the 6-month period ending June 30, 1997. (Filed with the SEC on August 7, 1997 in Form 10-QSB.)

  27.5 Financial Data Schedule for the 9-month period ending September 30, 1997. (Filed with the SEC on September 30, 1997 in Form 10-QSB.)

  27.6        Financial Data Schedule for the year-ending December 31, 1997.
              (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

  27.7 Financial Data Schedule for the 3-month period ending March 31, 1998. (Filed with the SEC on May 29, 1998 in Form 10-QSB.)

  27.8 Financial Data Schedule for the 3-month period ending June 30, 1998. (Filed with the SEC in this Form 10-QSB.)

  (b)  REPORTS ON FORM 8-K.

  The following report was filed on Form 8-K during the quarter ended
  6/30/98.

  Date of Report              Item Reported
  ____________________        _______________________________________________

  4-21-98                     The Company reported the resignation of Davis R.
                              Chant from the Company's Board of Directors.

                              SIGNATURES


  In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


  8/14/98                    By: /s/ DAVID D. HAGEN
  Date                       David D. Hagen
                             President, Treasurer and Chief Financial Officer