Form 10QSB
period 1998-09-30
D H MARKETING & CONSULTING INC
filed 1998-11-13
CIK 933954

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
  (Mark One)

       [ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 23, 1998 the issuer had 7,287,964 shares of common stock outstanding, 4,029,264 shares of which are restricted and 3,258,700 shares are free trading. As of November 10, 1998 the issuer had 652 shareholders.

       Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

      See attached Financial Statements for the quarter ending June 30, 1998.

                        D H Marketing & Consulting, Inc.
                              And Subsidiaries

                       Consolidated Financial Statements

                          September 30, 1998 (unaudited)
                                     and
                               December 31, 1997

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


                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of September 30, 1998 and the related statements of operations, and cash flows for the nine months ended September 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 13, 1998.

/s/ CROUCH, BIERWOLF & CHISHOLM

November 9, 1998

                     D H Marketing & Consulting, Inc.
                       Consolidated Balance Sheets


                            ASSETS
                           ________


                                               September 30      December 31
                                                   1998             1997
                                                ____________   _____________
CURRENT ASSETS                                  (unaudited)

     Cash and Cash Equivalents                  $    707,657   $    706,609
     Accounts receivable, Net of Allowance
       1997 $29,859; 1998 $29,859                    184,207        245,877
     Other Receivables                                   -          140,620
     Tax Refunds                                         -          307,144
     Inventory                                     5,165,263      5,559,132
     Prepaid Expenses                                    -           17,584
                                                ____________    ___________

       Total Current Assets                        6,057,127      6,976,966
                                                ____________    ___________

INVESTMENTS
     Investments - Other                              48,903         48,903
                                                ____________    ___________

        Total Investments                             48,903         48,903
                                                ____________    ___________

PROPERTY & EQUIPMENT
     Office Furniture and Fixtures                    20,185         78,069
     Automobiles                                         -           19,601
     Equipment                                       182,561        801,882
     Leasehold Improvements                           17,668         37,664
     Accumulated Depreciation                        (89,867)      (515,354)
                                                ____________    ___________

       Net Property & Equipment                      130,547        421,862
                                                ____________    ___________

OTHER ASSETS
      Organization Costs                              72,030         71,429
      Client Lists                                    10,000         10,000
                                                ____________    ___________
                                                      82,030         81,429
      Less Accumulated Amortization                  (75,335)       (63,271)
                                                ____________    ___________
                                                       6,695         18,158
      Deferred Tax Assets                                 -           4,053
      Deposits and Other Assets                       42,950         49,363
      Goodwill                                            -         153,177
                                                ____________    ___________

        Net Other Assets                              49,645        224,751
                                                ____________    ___________

       TOTAL ASSETS                             $  6,286,222    $ 7,672,482
                                                ============    ===========

   The accompanying notes are an integral part of these financial statements
                                      -3-

                       D H Marketing & Consulting, Inc.
                    Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ____________________________________


                                              September 30      December 31
CURRENT LIABILITIES                                1998             1997
                                               ____________     ____________
                                                (unaudited)

     Accounts payable                          $     18,089     $    101,753
     Sales Tax Payable                              312,478          319,283
     Accrued Wages                                      -            132,240
     Accrued and Withheld Payroll Taxes               3,773           22,323
     Accrued expenses                                57,911           46,443
     Current Obligations Under Capital Lease          2,700           28,309
     Current portion of Notes Payable                   -            190,476
                                               ____________    _____________

           Total Current Liabilities                394,951          840,827
                                               ____________    _____________

LONG-TERM DEBT

     Deferred tax liability                          10,812              -
     Obligation Under Capital Lease                   6,251           42,149
                                               ____________     ____________

       Total Long-Term Debt                          17,063           42,149
                                               ____________     ____________

           Total Liabilities                        412,014          882,976
                                               ____________     ____________

STOCKHOLDERS' EQUITY

     Preferred stock series A convertible,
       $.001 par value, authorized 150
       shares; issued and outstanding
       30 and 0 shares, respectively                    -                -
     Common stock, $.0003 Par Value,
       Authorized 75,000,000 Shares;
       issued and outstanding 7,337,964
       and 6,005,464 shares, respectively            2,201            1,802
     Additional Paid-In Capital                  9,644,001        6,773,025
     Treasury Stock                             (1,352,656)        (530,000)
     Minority Interest                                 -             13,282
     Retained earnings                          (2,419,338)         531,397
                                               ___________      ___________

       Total Stockholders' Equity                5,874,208        6,789,506
                                               ___________      ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,286,222      $ 7,672,482
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements
                                       -4-

                      D H Marketing & Consulting, Inc.
                   Consolidated Statements of Operations

                              For the 3     For the 3    For the 9   For the 9
                               months         months       months     months
                               ended          ended        ended      ended
                              Sept. 30      Sept. 30      Sept. 30    Sept. 30
                                1998           1997         1998       1997
                             ___________  ____________  ___________  _________

SALES                        $   104,547  $ 3,267,297  $ 1,439,168  $9,555,044

COST OF GOODS SOLD               104,571    1,405,115    1,122,938   5,122,394
                             ___________  ___________  ___________  __________

GROSS PROFIT                         (24)   1,862,182      316,230   4,432,650
                             ___________  ___________  ___________  __________

OPERATING EXPENSES
   General And
       Administrative
          Expenses             2,416,465      431,827    3,413,018   1,196,193
                             ___________  ___________  ___________  __________

TOTAL OPERATING EXPENSES       2,416,465      431,827    3,413,018   1,196,193
                             ___________  ___________  ___________  __________

OPERATING INCOME (LOSS)       (2,416,489)   1,430,355   (3,096,788)  3,236,457
                             ___________  ___________  ___________  __________

OTHER INCOME AND (EXPENSES)
   Equity earnings in UNI            -       (318,200)         -      (318,200)
   Consulting Fees                   -            -            -       500,000
   Other Income                      661      (14,654)      20,040       8,922
   Gain on Sale of
       Investments                   -            -        108,625         -
                             ___________  ___________  ___________  __________

     Total Other Income and
        (Expenses)                   661     (322,854)     128,665     190,722
                             ___________  ___________  ___________  __________

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST         (2,415,828)   1,097,501   (2,968,123)  3,427,179
                             ___________  ___________  ___________  __________

PROVISION FOR INCOME TAXES
    Federal                      (18,347)     453,000      (18,347)  1,193,000
    State                            -         77,336          960     217,336
    Deferred                         -       (129,200)         -      (129,900)
                             ___________  ___________  ___________  __________
      Total Income Taxes         (18,347)     401,136      (17,387)  1,281,136
                             ___________  ___________  ___________  __________

INCOME BEFORE
     MINORITY INTEREST        (2,397,481)     696,365   (2,950,736)  2,146,043

   Minority Interest in Net
       Loss of Subsidiary            -            193          -        (2,196)
                             ___________  ___________  ___________  __________

NET INCOME                   $(2,397,481) $   696,558  $(2,950,736) $ 2,143,847
                             ===========  ===========  ===========  ==========

NET INCOME PER SHARE         $     (.359) $       .18  $     (.474) $      .55
                             ===========  ===========  ===========  ==========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES          6,671,714    3,881,428    6,227,547   3,883,667
                             ===========  ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements
                                       -5-

                     D H Marketing & Consulting, Inc.
                  Consolidated Statements of Cash Flows

                                               For the nine      For the nine
                                               months ended      months ended
                                               September 30      September 30
                                                   1998              1997
                                             _______________   ______________
  Cash Flows From Operating Activities

  Net income (loss)                          $    (2,950,736)  $    2,143,847
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Used in Operating
    Activities:
     Depreciation                                      3,641           45,299
     Amortization                                     12,064           32,655
     Minority interest in subsidiary                     -              2,196
     Receivables satisfied with return of
       treasury stock                               (316,406)             -
     Gain on Sale of Investments                    (108,625)         (75,000)
     Deferred income tax benefit                         -           (129,200)
     Undistributed loss in UNI                           -            318,200
     Stock issued for Bonuses and services         1,861,125              -
  Change in Assets and Liabilities (Net
    of effects of sale of QCI)
    (Increase) Decrease in:
     Accounts Receivable                             (34,842)      (7,678,786)
     Other Receivables                               271,138              -
     Inventory                                       334,844        4,319,598
     Prepaid Expenses                                  3,806         (229,185)
     Deposits                                           (520)             -
     Increase/(decrease) in:
     Accounts Payable                                (89,818)         479,809
     Accrued Expenses                                 (2,038)          37,627
     Accrued Income Taxes                              5,740          928,100
                                             _______________   ______________

       Net Cash Provided (Used) by
         Operating Activities                     (1,010,627)         195,160
                                             _______________   ______________

  Cash Flows from Investing Activities
    Cash from short-term CD                              -            253,902
    Purchase of short-term Investments                   -            200,000
       Certificates of Deposit                           -           (250,000)
    Purchase of Investments                              -           (735,708)
    Purchase of Property and Equipment                (6,283)         (27,982)
    Cash from sale of investments                    185,000              -
    Cash acquired/(spun out) in subsidiaries        (174,641)         (26,496)
                                             _______________   ______________
       Net Cash Provided (Used) by
       Investing Activities                            4,076         (586,284)
                                             _______________   ______________

  Cash Flows from Financing Activities

    Net Proceeds from Issuance of
      Preferred Stock                                517,750              -
    Proceeds from debt financing                      50,000          350,000
    Net Proceeds from Issuance of
      Common Stock                                   492,500              -
    Principal payments on debt financing             (50,000)         (46,135)
    Principal Payments on Capital Lease
      Obligations                                     (2,651)             -
                                             _______________   ______________

       Net Cash Provided (Used) by
         Financing Activities                      1,007,599          303,865
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
         Cash Equivalents (Forwarded)                  1,048          (87,259)
                                             _______________   ______________

  The accompanying notes are an integral part of these financial statements
                                        -6-

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows
                                  (Continued)

                                               For the nine      For the nine
                                               months ended      months ended
                                               September 30      September 30
                                                   1998              1997
                                             _______________   ______________

  Net Increase (Decrease) in Cash and
    Cash Equivalents (Forwarded)                       1,048          (87,259)
                                             _______________   ______________

  Cash and Cash Equivalents
    Beginning                                        706,609          147,572
                                             _______________   ______________

    Ending                                   $       707,657   $       60,313
                                             ===============    =============

  Supplemental Disclosures of Cash
   Flow Information:
    Cash payments for interest               $         2,919    $      40,324
                                             ===============    =============
    Cash payments for income taxes           $         7,525    $     479,375
                                             ===============    =============

  Supplemental Schedule of Noncash
  Investing and Financing Activities

   Purchase of Inventory through Issuance
     of Company Stock                        $         -        $   4,425,000
                                             ===============    =============

   Satisfaction of Receivables through
     return of Treasury Stock                $       316,406    $   1,412,500
                                             ===============    =============

   Purchase of Investments with common
     stock                                   $         -        $     450,000
                                             ===============    =============

   Acquisition of Investments in
     satisfaction of Accounts Receivable     $         -        $   4,650,000
                                             ===============    =============


  The accompanying notes are an integral part of these financial statements
                                       -7-

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                 December 31, 1997 and September 30, 1998


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

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                December 31, 1997 and September 30, 1998


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

    e.     Organization Costs

           Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1997 and September 30, 1998, the gross unamortized balance was $72,030.

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

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                December 31, 1997 and September 30, 1998

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

           The principal sources of timing differences are different depreciation methods used for financial accounting and tax purposes.

           The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1997 and September 30, 1998:

                                             December 31         September 30
                                                1997                 1998
                                             ___________         ____________

  Current provision for income taxes:

  Federal                                    $   113,056         $    (18,347)
  State                                           52,061                  960
  Deferred                                            -                    -
                                             ___________         ____________

  Total provision for income taxes           $   165,117         $    (17,387)
                                             ===========         ============

  Deferred tax liability arising from:

  Acquisition of subsidiaries:
     QCI-depreciation differences                 32,458                   -
     UNI-depreciation differences                 10,812               10,812
                                             ___________         ____________

  Deferred tax liability                          43,270               10,812
                                             ___________         ____________

  Deferred tax assets-current:

  Net operating loss carryforward                (47,323)                  -
                                             ___________         ____________

  Net deferred tax asset                     $    (4,053)        $     10,812
                                             ===========         ============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                   December 31, 1997 and September 30, 1998


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

  NOTE 2 - Inventory

   Inventories consisted of the following:

                                                   December 31    September 30
                                                      1997           1998
                                                   ____________   ___________


        Artwork and Collectible                    $  5,500,107   $ 5,165,263
        Work in Process and Raw Materials -
           Qualtronics Corporation, Inc.                 59,025           -
                                                   ____________   ___________

                                                   $  5,559,132   $ 5,165,263
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

  NOTE 3 - Qualtronics Corporation, Inc.

     On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc. The full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997. Effective January 1, 1998 the Company sold all interest in QCI for $185,000 and the return of 50,000 shares of D H Marketing stock. All assets, liabilities and operations of QCI have been excluded in these consolidated statements at September 30, 1998.

                        D H MARKETING & CONSULTING, INC.
                       Notes to the Financial Statements
                   December 31, 1997 and September 30, 1998

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
                                                 =============  =============

         Universal Network of America, Inc., has suffered cumulative losses through December 31, 1997, of $(1,798,909).

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                  December 31, 1997 and September 30, 1998


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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                  December 31, 1997 and September 30, 1998

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                   December 31, 1997 and September 30, 1998

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

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                  December 31, 1997 and September 30, 1998

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

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                 December 31, 1997 and September 30, 1998

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
                                               ==============   =============

  NOTE 11 - Note Payable

    Long Term Liabilities are detailed in the following schedules as of December 31, 1997 and September 30, 1998.

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
                                           =============

                     D H MARKETING & CONSULTING, INC.
                    Notes to the Financial Statements
                December 31, 1997 and September 30, 1998


  NOTE 12 - Obligations Under Capital Lease

    Capital lease obligations are detailed in the following schedule as of December 31, 1997 and September 30, 1998:

                                                 December 31,   September 30,
                                                     1997           1998
                                                _____________   _____________

    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $2,116 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                  $     49,549    $       -

    Capital lease obligation to a corporation
    for copying equipment, lease payments due
    monthly of $177 through September 1999,
    bears interest at 20.58%, secured by
    equipment.                                         2,975            -


    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $264 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                         6,333            -


    Capital lease obligation to a corporation
    for office equipment, lease payments due
    monthly of $158 through February 2001,
    bears interest at 12.7%, secured by office
    equipment.                                         5,412            4,468

    Capital lease obligation to a corporation
    for a copier, lease payments due
    monthly of $210 through March 2001, bears
    interest at 17.6%, secured by copier
    equipment.                                         6,189            4,483
                                                ____________    _____________

    Total Lease Obligations                           70,458            8,951
                                                ____________    _____________

    Less current portion                              28,309            2,700
                                                ____________    _____________

    Net Long Term Lease Obligation              $     42,149    $       6,251
                                                ============    =============

                       D H MARKETING & CONSULTING, INC.
                      Notes to the Financial Statements
                  December 31, 1997 and September 30, 1998

  NOTE 12 - Obligations Under Capital Lease (continued)

    Future minimum lease payments are as follows:

                                               December 31,      September 30,
                                                   1997             1998
                                               ____________     ____________

         1998                                  $     35,100     $       4,416
         1999                                        34,569             4,416
         2000                                        11,556             2,050
         2001                                           946               -
                                               ____________     _____________
                                                     82,171            10,882
         Less portion representing interest         (11,713)           (1,931)
                                               ____________     _____________
         Total                                 $     70,458     $       8,951
                                               ============     =============

  Leased assets are as follows:

                                               December 31,     September 30,
                                                   1997               1998
                                               ____________     _____________

         Leased Equipment                           129,229            16,696
         Accumulated Depreciation                   (48,610)           (8,349)
                                               ____________     _____________
              Total Net Leased Equipment       $     80,619     $       8,349
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

                      D H MARKETING & CONSULTING, INC.
                     Notes to the Financial Statements
                 December 31, 1997 and September 30, 1998


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

  On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business, September 30, 1998, ending the third quarter of 1998, shares were traded at the closing price of 2 1/16.

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

  Selected Financial Data

                             for 3 mos     for 3 mos  for 9 mos   for 9 mos
                              ending        ending      ending     ending
                              9/30/98      9/30/97     9/30/98    9/30/97

      Sales                $    104,547   $3,267,297  $1,439,168  $9,555,044

      Cost of Goods             104,571    1,405,115   1,122,938   5,122,394
          Sold

      Net Income           $ (2,397,481)     696,558  (2,950,736)  2,143,847

      Net Income/Share            (.359)         .18       (.474)        .55

      Weighted Average        6,671,714    3,881,428   6,227,547   3,883,667
      # Common Shares

  Liquidity

  During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulating its business plan, establishing market penetration and presence and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852, respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. Management believes that as a result of the Initial Public Offering and continuing business operations, the Company now has adequate cash availability and income to satisfy present operating needs, although short term capital may be required to finance restructuring and expansion operations.

  The Company has recently posted a net loss of $2,397,481 in the third quarter of 1998 and a loss of $2,950,736 for the 9 months ending September 30,1998. The loss stated here consists of increased expenses with regard to new product introduction including but not limited to marketing, increased management wages and legal and professional fees totaling approximately $2,000,000.

  The company has also recorded Total Current Assets of 6,057,127 for the same period. In addition, Total Stockholders' Equity at September 30, 1998 was $5,874,208.

  Capital Resources

  On September 30, 1998, the Company had recorded Total Current Assets of $6,057,127 of which $707,657 was held in cash and cash equivalents and $5,165,263 was held in inventory at cost. Approximate Total Current Assets at September 30,1997 was $6,976,966 of which $706,609 was held in cash and cash equivalents.

  Cash Expenditures

  Total general and administrative expenses increased from $1,196,193 on Sept. 30, 1997 to $3,413,018 on September 30, 1998. The most significant increases were due to the increased activities of management as it related to the Company's continuing divestiture of unrelated businesses and assimilation of its subsidiary, Universal Network of America, Inc., acquired in December 1997. In addition, legal and professional expenses increased so the Company may reply to a formal order of investigation being conducted by the United States Securities and Exchange Commission, with which the Company's management is co-operating. In addition, Universal Network of America, Inc. expansion into the skincare and dietary supplement markets have created significant introductory expenses.


  Long-Term Debt/Current Liabilities

  The Company has satisfactorily retired all Long-Term Debt with the exception of two(2) Capital Leases for Office Equipment that totaled approximately $8,951 in current and long-term debt.

  Revenue

  Total revenue, less sales discounts, decreased from Sept. 30, 1997 to Sept. 30, 1998 from $9,555,044 to $1,439,168. Management of the Company points to key restructuring projects and corresponding decreased sales activity related to the Company's assimilation of its subsidiary Universal Network of America, Inc. for reasons of the reduced sales activity, especially as it relates to the divestiture of unrelated businesss operations.

  In the network marketing division, operated and governed by the Company's subsidiary Universal Network, Inc., representatives qualify Retail Sales Centers with items of intrinsic value, and earn commissions or products.

  Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives earn commissions corresponding to the sales volume generated at their portion of the network.

  Universal Network, Inc. has also introduced in the past year, a new consumable line of health and beauty products for both men and women. The "Universal Collection" contains 24k gold flakes within the aloe vera based products. Universal Network, Inc is about to enter into the dietary supplement market with the introduction of its new hGH product (Unitropin).


                               Plan of Operation

  D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring
  D. H. Marketing & Consulting, Inc., a New York corporation ("D. H. Marketing-New York"). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29,1994, the Company entered into a merger agreement with D. H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company has been segmented into four distinct operations, consisting of the Burn Cleansing Solution Division, Network Marketing Division, the Collectible Division and the Acquisitions & Consulting Division. The Company has divested itself of all business activities that do not relate to the Company's primary business, which is direct marketing operations, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

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

  ITEM 2.   CHANGES IN SECURITIES

  On July 2, 1998, the Company authorized and approved the issuance of an aggregate of 40,000 shares of restricted common stock, $.0003 par value per share, as a stock bonus to certain directors, employees and/or consultants to the Company. The Company relied upon an exemption from registration provided Section 4(2) of the Securities Act of 1933, as the shares were offered only to a limited number of investors in a private transaction for services rendered as follows:

  Name                  # of Shares
  ___________________   ____________

  Gary Stafford         10,000

  Martin Grossbach      10,000

  Mark Cain             20,000

  Max Tanner            50,000

  On August 13, 1998, the Company issued to its legal counsel, Max C. Tanner, 100,000 shares of restricted common stock for services rendered.

  On August 13, 1998, the Company issued 300,000 shares of common stock to Columbia Financial Services for consulting services rendered, which 300,000 shares were registed pursuant to the filing of Form S-8 with the Securities and Exchange Commission on August 12, 1998.

  On September 18, 1998, the Company issued 30 shares of Series A Convertible Preferred Stock, 10 shares of which were issued to Atlas Capital Fund and 20 shares of which were issued to Atlantis Capital Fund.


  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter were submitted to the security holders for voting purposes.

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

  23.16 Consent, dated August 11, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated August 4, 1998. (Filed with the SEC on August 14, 1998 in Form 10-QSB.)

  23.17 Consent, dated November 10, 1998, of the Accountants, Crouch, Bierwold & Chisholm, to the publication of their report, dated November 9, 1998. (Filed with the SEC in this Form 10-QSB.)

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

  27.4 Financial Data Schedule for the 6-month period ending June 30, 1997. (Filed with the SEC on August 7, 1997 in Form 10-QSB.)

  27.5 Financial Data Schedule for the 9-month period ending September 30, 1997. (Filed with the SEC on September 30, 1997 in Form 10-QSB.)

  27.6        Financial Data Schedule for the year-ending December 31, 1997.
              (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

  27.7 Financial Data Schedule for the 3-month period ending March 31, 1998. (Filed with the SEC on May 29, 1998 in Form 10-QSB.)

  27.8 Financial Data Schedule for the 3-month period ending June 30, 1998. (Filed with the SEC on August 14, 1998 in Form 10-QSB.)

  27.9 Financial Data Schedule for the 9-month period ending September 30, 1998. (Filed with the SEC in this Form 10-QSB.)

  (b)  REPORTS ON FORM 8-K.

  There were no reports filed on Form 8-k during the quarter ended September 30, 1998.

                              SIGNATURES


  In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


  11/12/98                  By: /s/ DAVID D. HAGEN
  Date                      David D. Hagen
                            President, Treasurer and Chief Financial Officer