Form 10KSB
period 1998-12-31
D H MARKETING & CONSULTING INC
filed 1999-04-12
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                D.H. MARKETING & CONSULTING, INC.
          (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

300 Keystone Street, Hawley, PA                   18428
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (570) 226-8515

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

     The issuer's revenues for its most recent fiscal year, ending December 31, 1998, were $1,964,862 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/98, was $29,323,735.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 31, 1999 the issuer has 8,419,964 outstanding shares of its $.0003 par value Common Stock.

     Transition Small Business Disclosure Format (check one)
     Yes [ ] No [x]

           TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

Item 1    Description of Business
Item 2    Description of Property
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

PART II

Item 5    Market for Common Equity and Related Stockholder Matters
Item 6    Management's Discussion and Analysis
Item 7    Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act
Item 10   Executive Compensation
Item 11   Security Ownership of Certain Beneficial Owners and Management
Item 12   Certain Relationships and Related Transactions
Item 13   Exhibits and Reports On Form 8-K

                             PART I

ITEM 1 - BUSINESS

     D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New York). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29, 1994, the Company entered into a merger agreement with D.H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company was segmented into four distinct operations, consisting of the burn-cleansing solution division, network marketing division, collectible & fine art division and the acquisitions & consulting division. During fiscal 1998, the company has completed the divestiture of its Acquisitions and Consulting Division, has divested itself of the Burn-Cleansing Division except for a remaining royalty agreement as part of the final divestiture.The Network Marketing Division was developed by the wholly owned subsidiary Universal Network and its parent company, Universal Network of America, Inc. ("Universal") The Network Marketing Division will be the main focus of the subsidiary and the Collectibles Division will be the focus of the Company.

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

ITEM 2 - DESCRIPTION OF PROPERTY

     From February 1, 1996 to January 31, 1998, the Company leased approximately 2,600 square feet in Milford, Pennsylvania. The Company is currently leasing approximately 1,200 square feet in Hawley, Pennsylvania at an annual cost of $5,640. The current lease expires January 31, 2000.

     The Company has re-opened an office of approximately 1,000 square feet in Vancouver, British Columbia for its Canadian facility at an annual cost of $4,500.

     The Company's subsidiary, Universal Network, Inc., occupies both an office and warehouse space in Sarasota, Florida totaling approximately 6,000 square feet at an annual cost of $67,152. Current commitments on the office property expired December 1, 1998. As of fiscal year end 1998, financing had been procured for the purchase of the office location.The actual closing on the property transpired in January, 1999. The current commitment on the warehouse space expires on May 1, 1999.

ITEM 3 - LEGAL PROCEEDINGS

     The United States Securities and Exchange Commission is conducting a formal investigation of the Company, with which the Company's management is cooperating. The outcome of such investigation is not known at this time. The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to the Security Holders for their approval.


                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board, under the symbol "DHMK," since January 4, 1996. As a result of a three for one forward stock split effective February 25, 1997, the symbol was changed to "DHMG."

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the last two years, as reported by the National Association of Securities Dealers. (Such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

     During the first quarter of 1997, the Company effected a three for one forward stock split which was effective February 25, 1997.

                              Trading Prices
                              Common Stock

   Quarter                       High      Low
__________________________________________________________
First Quarter 1997             $ 13.313    $ 8.916
Second Quarter 1997            $ 15.75     $ 7.50
Third Quarter 1997             $ 18.125    $ 8.25
Fourth Quarter 1997            $ 12.375    $ 3.875
First Quarter 1998             $  8.4375   $ 4.0625
Second Quarter 1998            $  4.375    $ 2.563
Third Quarter 1998             $  4.50     $ 2.00
Fourth Quarter 1998            $  2.375    $ 1.375

(b) Stockholders - To date, the Company has approximately 825 confirmed holders of record of the Company's Common Stock, although the Company believes it has a total of approximately 900 shareholders.

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

     The Company had segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, Acquisitions and Consulting Division and the Burn Cleansing Solution Division. At December 31, 1995, the Company's headquarters were located in Tarrytown, New York, with regional offices in Vancouver, British Columbia and Hawley, Pennsylvania. As of February 1, 1996, the Company relocated its headquarters from Tarrytown, New York to Milford, Pennsylvania. During the fourth quarter of 1996, the Company opened a West Coast Relations Office in Las Vegas, Nevada and had plans to reopen its offices in Vancouver, British Columbia during the second quarter of 1997. As of December 31, 1997, the Company had re-opened its Vancouver, British Columbia office and closed its Las Vegas, Nevada office. On February 1, 1998, the Company relocated its headquarters from Milford, Pennsylvania to Hawley, Pennsylvania. During the fiscal year 1998, the company completed the divestiture of all operations except the network marketing division and the collectibles division. The Company still maintains a royalty agreement on the Burn-Cleansing division as part of the divestiture of that division. The Company has turned its attention, its focus, and its resources to the growth and expansion of its wholly owned subsidiary, Universal Network, Inc.

Selected Financial Data

     Sales                     1998           1997           1996
     ______________________________________________________________________
     Network Marketing         1,224,140        483,000        556,393
     Collectibles                612,675      2,053,611      1,172,698
     Burn Cleansing Solution      19,422         38,547         38,265
     Acquisitions & Consulting         0        448,200        250,000
     Mechanical Assemblies             0      2,503,684              0
     Total Operating Revenue
        (Less Discounts)       1,964,862      5,509,042      1,767,356
     Net Gain (Loss)
        (Pre-Tax)             (3,344,928)       384,579        917,970

     Net Gain (Loss) Per Share
         Before Income Taxes        (.51)           .10            .80

Liquidity

     During 1995 and 1994, the first two years of operation, the Company invested significant amounts of capital in formulated its business plan, establishing market penetration and presence, and preparing and completing its Initial Public Offering. During this two-year period, the Company experienced insufficient levels of sales to meet operating needs. This resulted in operating losses for 1994 and 1995 of $183,657 and $192,852 respectively. The Company supplemented cash availability by issuing stock in 1994 through a private placement and in 1995 through the Initial Public Offering. As a result of this Initial Public Offering and most attributable to the subsequent earnings of the Company throughout 1996 and continued earnings in 1997, the Company's operating needs more than adequately met with the current level of sales. Total Current Assets as of December 31, 1997 totaled $6,976,966 and as of December 31 1998, the Total Current Assets totaled $ 5,557,936.

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

    By December 31, 1998, the Company had $5,557,936 in total current assets, of which $308,838 was held in cash and cash equivalents and $5,163,969 was held in inventory at the lower of cost or market value.

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

     Total general and administrative expenses increased from 1996 to 1997 from $528,038 ($507,109 excluding amortization and depreciation) to $2,350,736. During 1997, the Company pursued many activities in the interests of its shareholders, including the engagement of expert legal and financial counsel related to its acquisition of Universal Network of America, Inc. and divestiture of Acquisitions & Sales, Inc. (completion of the divestiture occurred in 1998). These services where performed by unrelated parties. Increases of general salaries and wages costs did not contribute significantly to the increased general and administrative expenses. Consolidated expenses as of 12/31/98 were $ 5,303,423. Increases were due in part to the completion of the divestiture of other divisions and the efforts in the network marketing and collectibles divisions to develop a marketing system that would encompass traditional marketing methods with network marketing operations and the associated systems development that was required.

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

     Items that can be purchased include jewelry, authentic leafs from the First Edition of Noah Webster's American Dictionary of the English Language, authentic leafs from original issue King James Bible and collectible numismatic Morgan Silver dollars. Representatives then earn commissions corresponding to the sale volume generated at their portion of the network. During fiscal year 1998, the network marketing division expanded their product lines into the consumables area. In the first half of the year, the division launched an aloe vera based skin care. In November, the companys wholly owned subsidiary launched Unitropin, an hGH formula plus dietary supplement

     Total revenue, less discounts, increased from 1995 to 1996 from $245,466 to $1,767,356, most significantly as a result of an increase in network marketing sales from $136,425 to $556,393 and an increase in collectible sales from $58,500 to $1,172,698. The Company also added a new division, Acquisitions and Consulting, that attributed toward $250,000 of the total increase.

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

     Consolidated Total Revenue as of 12/31/98 decreased by 61% to $ 1,964,862. Contributing factors for this decrease included the completion of the divestiture of 2 divisions and the refocusing of the entire organization towards the network marketing division. In this division, the Company's wholly owned subsidiary, Universal Network Inc. recently launched "Unitropin"; an hGH formula plus dietary supplement which it believes along with its aloe vera based skin care line that was launched mid way through 1998 , is the beginning of the new consumables direction that the Company is presently embarked upon.

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated Financial Statements that constitute Item 7 are included at the end of this report, starting on page 17.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 1998, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

                                  PART II

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name, Age  Since   Principal Occupation
------------------------------------------------------------------------------
David D. Hagen, 46  1993    Chairman of the Board, President, Treasurer and
                            Chief Executive Officer of the Company since
                            1993. Mr. Hagen was the President of Hagen
                            Development and Improvement Corp., a real estate company. From 1978-1982 Mr. Hagen was the
                            President of an investment firm in Greenwich,

                            Connecticut. He structured and operated investment banking private placement and franchising organization. As Vice President of Sales of International Stamp Exchange in New York, Mr.
                            Hagen developed an international network for the sale and distribution of collectible stamps, collectible coins, and hired, trained and expanded the sales force from 1982-1985. From 1985-1988, Mr. Hagen was Sales manager of International Coin Exchange Company, located in Brooklyn, New
                            York. Mr. Hagen developed an international network for the sale and distribution of collectible coins, and hired, trained and expanded the sales force. From 1988-1993, Mr. Hagen has traded coins, stamps, art and miscellaneous investments for private investors and investment bankers, has owned and operated Park Avenue Fine Art Archives among other collectible galleries. From 1993, Mr. Hagen has been the President of the Company, now in Hawley, PA.

Michael J.          1996    A director of the Company since January, 1996 and
Daily, 50                   Officer (Vice President and Secretary) since April
                            10, 1997. Mr. Daily was honorably discharged from the U. S. Army in 1969. He majored in Business Administration in the California College system from 1970-1973. Mr. Daily was the plant manager of a large California based mail order firm from 1971-1976. From 1977-1985, Mr. Daily was a manager in the Food & Beverage industry in the Pennsylvania Pocono Mountains. Mr. Daily has been active in the Real Estate Industry from 1985 to May 1995 when he joined D. H. Marketing &
                            Consulting, Inc. Mr. Daily was not on the Board of Directors in 1995.

Martin J.
Grossbach, 64       1994    A director of the Company since September 1994.
                            In 1958, Mr. Grossbach received a B. S. in
                            Accounting from Queen's College and in 1961, he received his law degree from New York Law
                            School. Mr. Grossbach has been an attorney in Westchester County, New York for the last 32 years, specializing in commercial real estate.

Steve
Krakonchuk, 38       1997   A director of the Company since June 20, 1997.
                            Mr. Krakonchuk began working for the Company in January of 1995 in the Company's Investor
                            Relations area and as Vice President of Sales.


Ronald W.
Meredith, 55         1998   A director of the Company since January 21, 1998.
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

William C.
Bartley, 50         1998    A director of the Company since January 21,
                            1998.  Mr. Bartley is Vice President of
                            Universal Network of America, Inc. and its subsidiary, Universal Network, Inc. Mr.
                            Bartley owned a successful furniture and appliance store in Lexington, Kentucky from 1978 until 1992. From September 1990 through March of 1994, Mr. Bartley was an Independent Representative and National
                            Marketing Director with an environmental products company. From March of 1994 through February 1995, he was an Independent representative and the top income earner with a jewelry company. Mr.
                            Bartley, a founder of Universal Network, Inc., was elected Vice President in July
                            1995.


John C.
Guttridge, 36       1998    In 1984, Mr. Guttridge received a B.S. in Political
                            Science from Villanova University and in 1988, he received his law degree from Pace University
                            School of Law. Mr. Guttridge has been an attorney in Westchester County, New York for the last 10 years specializing in litigation, the last five years of which have been at the firm of Martin Grossbach, P.C.

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     No person required by Section 16(a) of the Exchange Act of 1934 to file reports pursuant to Section 16(a) failed to file such reports in a timely manner.

ITEM 10 - EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer. No other executive officer's salary and bonus exceeded $100,000 in 1996, 1997 or 1998. The following information for the Chief Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

                                                             Securities
                                                             Under-
Name and                                      Restricted     lying
Principal                                     Stock          Options/
Position         Year    Salary    Bonus      Award(s)       SARs
__________________________________________________________________________
David D. Hagen   1996    $40,833   $20,000    $      0       60,000<F2>
President &      1997    $59,167   $20,000    $      0            0
CEO              1998    $68,881   $75,000    $148,125<F1>        0

<F1> This compensation resulted from an issuance of stock after the annual board of directors meeting.

<F2> Number of shares indicated include the effect of a three for one forward stock split the Company undertook February 25, 1997 and the net effect of all options granted and transferred. 750,000 options were issued to David D. Hagen January 7, 1997 and were transferred to a third party on October 6, 1997. These options were then canceled by the Company January 19, 1998.

Option Grants in the Last Fiscal Year
-------------------------------------

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

     On January 29, 1998, 750,000 options were granted to a non affiliate of the Company who subsequently transfered 100,000 options indirectly to an affiliate of the Company. The options were originally issued at $ 5.9375 per share.

     By the end of April, 1998, an additional 750,000 options were granted to a non affiliate of the Company. These options were issued at $ 9.00 per share.

Aggregated Option Exercises in the Last Fiscal Year and the Fiscal Year-End Option Values
------------------------------------------------------------------

     Set forth below is information with respect to the un-exercised options to purchase the Company's Common Stock held by David D. Hagen at December 31, 1997. No options were exercised during fiscal years 1994 through 1998.

                                                  Value of Unexercised
                    Number of Unexercised         in-the-Money Options
                    Options at FY-End(#)            at FY-End ($)<F1>
               _____________________________   __________________________

Name           Exercisable    Un-exercisable   Exercisable  Un-exercisable
_________________________________________________________________________

David D. Hagen     -0-             -0-             $-0-          -0-

<F1>  Estimated Fair Value Per Option was based upon the Black-Scholes option pricing model and the following assumptions for 1996 through 1998: Risk-Free Interest Rate of 6.02%, Expected Life of 3 Years, Expected Volatility of 35% and No Expected Dividends.

Compensation of Directors
-------------------------

     Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 1998, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________

David D. Hagen <F1><F2>
P. O. Box 621
Hawley, PA 18428                   300,000 Shares            4.8%

Michael J. Daily <F1><F2>
405 Prospect Street
Hawley, PA  18428                  149,500 Shares            2.4%

Martin Grossbach <F2>
303 South Broadway
Suite 100
Tarrytown, NY 10591                 58,334 Shares            1.0%

John Guttridge <F2>
303 South Broadway
Suite 100
Tarrytown, NY 10591                  5,000 Shares             .1%

Steve Krakonchuk <F2><F3>
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3M1, Canada   177,000 Shares            2.1%

Ronald W. Meredith <F2>
5647 Beneva Road
Sarasota, FL  34233-4103           388,301 Shares            6.2%

William C. Bartley <F2>
5647 Beneva Road
Sarasota, FL  34233-4103           362,700 Shares            5.8%

-----------------------------
<F1>An Officer of the Company.
<F2>A Director of the Company.
<F3>30,000 of these shares are held in the name of Stimulus Ventures, which is owned by Steven Krakonchuk, a director of the Company.

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


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

3.3 Articles of Incorporation for Universal Network of America, Inc., filed with the Secretary of State of Nevada on November 20, 1996, filed with the SEC in this Form 10-KSB.

3.4 By-Laws of Universal Network of America, Inc. dated November 20, 1996, filed with the SEC in this Form 10-KSB.

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

23.15 Consent, dated May 28, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated May 19, 1998 (Filed with the SEC on May 28, 1998 in Form 10-QSB.)

23.16 Consent, dated August 11, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated August 4, 1998. (Filed with the SEC on August 14, 1998 in Form 10-QSB.)

23.17 Consent, dated November 10, 1998, of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated November 9, 1998. (Filed with the SEC in this Form 10-QSB.)

23.18 Consent dated March 25, 1999 of the Accountants, Crouch, Bierwold & Chisholm to the publication of their report, dated February 12, 1999, filed with the SEC in this Form 10-KSB for the period ending December 31, 1998 and incorporated herein by reference.

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

27.6 Financial Data Schedule for the year ending December 31, 1997, filed with the SEC in the Form 10-KSB for the period ending December 31, 1997 and incorporated herein by reference.

27.7 Financial Data Schedule for the 3-month period ending March 31, 1998, filed with the SEC in the Form 10-QSB for the period ending March 31, 1998 and incorporated herein by reference.

27.8 Financial Data Schedule for the 6-month period ending June 30, 1998, filed with the SEC in the Form 10-QSB for the period ending June 30, 1998 and incorporated herein by reference.

27.9 Financial Data Schedule for the 9-month period ending September 30, 1998, filed with the SEC in the Form 10-QSB for the period ending September 30, 1998 and incorporated herein by reference.

27.10 Financial Data Schedule for the year ended December 31, 1998, filed with the SEC in this Form 10-KSB.

Reports on Form 8-K
-------------------
The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.H. Marketing & Consulting, Inc.
a Nevada Corporation

By:    /s/ DAVID D. HAGEN                 Date: April 9, 1999
       David D. Hagen
       President, Treasurer and
       Chief Financial Officer


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ DAVID D. HAGEN                 Date: April 9, 1999
       David D. Hagen
       Director


By:    /s/ MICHAEL J. DAILY               Date: April 9, 1999
       Michael J. Daily
       Director

By:    /s/ STEVE KRAKONCHUK               Date: April 9, 1999
       Steve Krakonchuk
       Director

By:    /s/ RONALD W. MEREDITH             Date: April 9, 1999
       Ronald W. Meredith
       Director

                      D H Marketing & Consulting, Inc.
                            And Subsidiaries

                     Consolidated Financial Statements
                         December 31, 1998 & 1997

                                  CONTENTS



Accountant's Report ......................................................3

Consolidated Balance Sheets...............................................4

Consolidated Statements of Operations.....................................6

Consolidated Statements of Stockholders' Equity ..........................7

Consolidated Statements of Cash Flows.....................................9

Notes to the Consolidated Financial Statements...........................11

Crouch, Bierwolf & Chisholm
Certified Public Accountants
50 West Broadway, Suite 1130
Salt Lake City, Utah 84101
Phone (801) 363-1175
Fax (801) 363-0615


                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of DH Marketing & Consulting, Inc.:


We have audited the accompanying consolidated balance sheets of DH Marketing
& Consulting, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DH Marketing & Consulting, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ CROUCH, BIERWOLF & CHISHOLM

Salt Lake City, Utah
February 12, 1999

                      D H Marketing & Consulting, Inc.
                        Consolidated Balance Sheets

                                 ASSETS
                                 ------

                                                 December 31    December 31
                                                     1998           1997
                                                  ___________     __________
CURRENT ASSETS

  Cash and Cash Equivalents                   $     303,838     $  706,609
  Accounts receivable, Net of Allowance
    1998 $0; 1997 $29,859                             1,301        245,877
  Other Receivables                                   4,634        140,620
  Tax Refunds                                          -           307,144
  Inventory                                       5,261,290      5,559,132
  Prepaid Expenses                                     -            17,584
                                                ------------     -----------
      Total Current Assets                        5,576,063      6,976,966
                                                ____________     ___________


INVESTMENTS
    Investments - Other                               46,948        48,903
                                                   ---------     -----------
      Total Investments                               46,948        48,903
                                                   ---------     -----------

PROPERTY & EQUIPMENT
  Office Furniture and Equipment                       20,184       78,069
  Automobiles                                             -         19,601
  Equipment                                           182,561      801,882
  Leasehold Improvements                               17,668       37,664
  Building                                            200,000          -
  Land                                                197,996          -
  Accumulated Depreciation                           (129,631)    (515,354)
                                                     _________    __________
         Net Property and Equipment                   488,778      421,862
                                                     _________    __________

OTHER ASSETS
    Organization Costs                                 71,429       71,429
    Client Lists                                       10,000       10,000
                                                    __________    _________
                                                       81,429       81,429
    Less Accumulated Amortization                     (79,096)     (63,271)
                                                    __________    _________
                                                        2,333       18,158
    Deferred Tax Assets                                   -          4,053
    Deposits and Other Assets                           6,450       49,363
    Goodwill                                             -         153,177

      Net Other Assets                                  8,738      224,751
                                                    ___________   _________

          TOTAL ASSETS                          $   6,120,572   $7,672,482
                                                =============   ==========


    The accompanying notes are an integral part of these financial statements

                      D H Marketing & Consulting, Inc.
                   Consolidated Balance Sheets continued


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                 December 31    December 31
CURRENT LIABILITIES                                  1998           1997
                                                  ___________     __________
   Accounts Payable                                   90,682      $  101,753
   Sales Tax Payable                                 114,268         319,283
   Accrued Wages                                      11,549         132,240
   Accrued and Withheld Payroll Taxes                  2,777          22,323
   Accrued Expenses                                      -            46,443
   Deferred tax liability                              5,974             -
   Current Obligations Under Capital Lease             3,326          28,309
   Current portion of Notes Payable                   14,689         190,476
                                                  __________      __________
     Total Current Liabilities                       243,265         840,827
                                                  __________      __________

LONG-TERM DEBT
   Mortgage payable                                  201,807              -
   Obligation Under Capital Lease                      5,476          42,149
                                                 -----------      ----------


    Total Long-Term Debt                             207,283          42,149
                                                 ___________      __________

     Total Liabilities                               450,548         882,976
                                                  __________      __________

STOCKHOLDERS' EQUITY

   Common Stock, $.0003 Par Value, Authorized
    75,000,000 Shares; 1996 - Issued & Outstanding
    8,419,964 and 6,005,464 shares, respectively       2,526           1,802
   Additional Paid-In Capital                      9,995,794       6,773,025
   Treasury Stock                                   (814,766)       (530,000)
   Minority Interest                                      -           13,282
   Stock Subscription receivable                    (700,000)             -
   Retained Earnings                              (2,813,530)        531,397
                                                 ___________     ___________
     Total Stockholders' Equity                $   5,670,024    $  6,789,506
                                                 ===========     ===========

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 6,120,572    $  7,672,482
                                                 ===========      ==========


  The accompanying notes are an integral part of these financial statements

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Operations
                          For the Years ended

                                                   December 31  December 31
                                                     1998          1997
                                                   ___________   __________

SALES                                             $  1,734,300   $ 4,959,312

COST OF GOODS SOLD                                     858,777     2,627,738
                                                   -----------   -----------

GROSS PROFIT                                           875,523     2,331,574
                                                   -----------   -----------

OPERATING EXPENSES
  General And Administrative Expenses                4,327,192     2,350,736
  Amortization                                          16,086        43,510
  Depreciation                                          43,405        59,573
                                                     ----------   ----------

TOTAL OPERATING EXPENSES                             4,386,683     2,453,819

OPERATING INCOME (LOSS)                             (3,511,160)     (122,245)
                                                    -----------    ----------
OTHER INCOME AND (EXPENSES)
  Consulting Fee                                            -        448,200
  Other Income                                          48,440        13,030
  Equity Earnings in UNI                                    -        (11,610)
  Gain on Sale of Investments                          108,625        75,000
  Interest Income                                        7,978        11,793
  Interest Expense                                      (3,598)      (29,588)
                                                    -----------    ----------
    Total Other Income and (Expenses)                  161,445       506,825

INCOME/(LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                               (3,349,715)      384,580
                                                    -----------    ----------
PROVISION FOR INCOME TAXES                              (4,788)      165,117
                                                    -----------    ----------

INCOME/(LOSS) BEFORE MINORITY INTEREST              (3,344,927)      219,463

  Minority Interest in Net Loss of Subsidiary               -         (3,312)
                                                     -----------   ----------
NET INCOME/(LOSS)                                 $ (3,344,927)    $ 216,151
                                                   =============   ==========

NET INCOME/(LOSS) PER SHARE                       $       (.50)    $     .05
                                                   =============   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             6,672,687     3,957,111
                                                     ===========   ==========



    The accompanying notes are an integral part of these financial statements

                      D H Marketing & Consulting, Inc.
                   Statements of Stockholders' Equity
            From December 31, 1996 through December 31, 1998


                                                Additional    Retained                                          Stock
                               Common Stock     Paid-In       Earnings     Preferred   Treasury    Minority   Subscription
                             Shares     Amount  Capital      (Deficit)     Series A    Stock       Interest   Receivable
                             _________  ______  ___________  ____________  __________  __________  _________  __________

Balance,
 December 31, 1996           3,499,341  $1,050  $1,568,163   $   315,246   $      -    $      -    $      -   $       -

Issuance of Common Stock
 for shares of QCI               6,000        2    (38,834)           -           -           -        9,970           -

Issuance of Common Stock
 for Inventory                 450,000      135  3,191,865            -           -           -           -            -

Return of Inventory
 acquired withs stock               -        -          -             -           -     (530,000)         -            -

Issuance of Common Stock
 for shares of FRAMA, Inc       50,000       15    449,985            -           -           -           -            -

Issuance of Common Stock
 for services                  100,000       30    521,845            -           -           -           -            -

Issuance of Common Stock
 for Acquisition of UNI      1,900,123      570  1,080,001            -           -           -           -            -

Net Income for the year
 ended December 31, 1997            -        -          -        216,151          -           -        3,312           -
                             _________   ______  __________  ____________  __________  __________  _________   __________

Balance,
 December 31, 1997           6,005,464    1,802  6,773,025       531,397          -     (530,000)    13,282            -

January 98-Purchase of
 treasury stock in sale
 of QCI subsidiary                  -        -          -             -           -     (506,250)    (13,282)          -

February 98-Loss on
 sale of treasury stock
 for inventory                      -        -    (446,391)           -           -      537,890          -            -

February 98-Receipt of
 Treasury stock for
 payment of receivables             -        -          -             -           -     (316,406)         -            -

Short swing sales
 contributed by officer             -        -     117,160            -           -           -           -            -

July 98-shares issued
 to officers and
 employees valued at
 $1.50 per share               490,000      147    734,853             -          -            -          -            -

Aug 98-shares issued
 for services at $2.75         300,000       90    824,910             -          -            -          -            -



    The accompanying notes are an integral part of these financial statements

                      D H Marketing & Consulting, Inc.
                     Statements of Stockholders' Equity
               From December 31, 1996 through December 31, 1998

                                                Additional    Retained                                          Stock
                               Common Stock     Paid-In       Earnings     Preferred   Treasury    Minority   Subscription
                             Shares     Amount  Capital      (Deficit)     Series A    Stock       Interest   Receivable
                             _________  ______  ___________  ____________  __________  __________  _________  __________

September 98-shares
 issued for cash
 at $1 per share               575,000      172    574,828             -          -            -          -            -

October 98-shares
 issued for services
 at $1.20 per share            100,000       30    119,970             -          -            -          -            -

November 98-Preferred
 shares issued for cash
 at $20,000 per share
 net of offering costs              -        -          -              -     517,724           -           -           -

November 98-conversion
 of preferred stock to
 common shares                 949,500      285  1,297,439             -    (517,724)          -           -    (700,000)

Net loss for the year
 ended December 31, 1998            -        -          -      (3,344,927)        -            -           -           -
                             _________   ______  __________  ____________  __________  __________ _________   __________


Balance,
 December 31, 1998           8,419,964   $2,526 $9,995,794    $(2,813,530)  $     -    $ (814,766)  $     -    $(700,000)
                             =========   ====== ===========   ============  =========  ===========  =========  ==========


    The accompanying notes are an integral part of these financial statements
                                     -8-

                        D H Marketing & Consulting, Inc.
                      Consolidated Statements of Cash Flows

                                                               December 31,
                                                             1998       1997
                                                          _________  _________
Cash Flows from Operating Activities

 Net Income (Loss)                                     $ (3,344,927) $ 216,151
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                              43,405     59,573
   Amortization                                              16,086     43,510
   Provisions for Doubtful Accounts                         (29,859)    30,759
   Undistributed Loss of Universal Network, Inc.                 -      11,610
   Minority interest in subsidiary                               -       3,312
   Stock issued for inventory                                91,499  2,525,077
   Stock issued for services                              1,680,000    521,875
   Gain on Sale of Investments                             (108,625)   (75,000)
   Change in Assets and Liabilities (Net of effects
    from purchase/sale of subsidiaries)
    (Increase) Decrease in:
      Accounts Receivable                                     1,297 (1,137,461)
      Other Receivables                                     135,986   (294,566)
      Inventory                                             238,817 (1,611,459)
      Prepaid Expenses                                      310,977     (8,162)
      Deposits                                                 (520)        -
    Increase (Decrease) in:
      Accounts Payable                                       35,007    (56,193)
      Accrued Expenses                                     (299,829)    61,058
      Accrued Income Taxes                                       -    (157,398)
      Deferred Income Taxes                                  (4,838)        -
                                                           _________  ________
  Net Cash Provided (Used) by Operating Activities       (1,235,524)   132,686
                                                           _________  _________

Cash Flows from Investing Activities
 Purchase of treasury stock                                (316,406)        -
 Cash from short-term CD                                         -     503,902
 Purchase of Short-Term Investments
   Certificates of Deposit                                       -    (250,000)
 Purchase of Investments                                         -    (369,503)
 Purchase of Property and Equipment                        (143,231)   (47,738)
 Cash from sale of investments                              185,000    200,000
 Cash acquired in/(spun off) to subsidiaries               (174,641)   405,658

                                                           _________  _________
  Net Cash Provided (Used) by Investing Activities         (449,278)   442,319
                                                           _________  _________

Cash Flows from Financing Activities

 Proceeds from debt financing                                    -     350,000
 Net Proceeds from Issuance of Common Stock               1,289,884         -
 Principal payments on debt financing                            -    (364,841)
 Principal Payments on Capital Lease Obligations             (2,853)    (1,127)
                                                           _________  _________
  Net Cash Provided (Used) by Financing Activities        1,287,031    (15,968)
                                                           _________  _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                              (397,771)   559,037
                                                           _________  _________

    The accompanying notes are an integral part of these financial statements
                                     -9-

                        D H Marketing & Consulting, Inc.
                      Consolidated Statements of Cash Flows
                                  (Continued)

                                                            December 31,
                                                          1996        1995
                                                        _________   _________

Net Increase (Decrease) in Cash and Cash Equivalents
  (Forwarded)                                            (397,771)    559,037

Cash and Cash Equivalents
  Beginning                                               706,609     147,572
                                                        _________   _________

  Ending                                                $ 308,838   $ 706,609
                                                        =========   =========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                            $  (3,598)  $     366
  Cash payments for income taxes                              (50)    435,961
                                                        =========   ==========

Purchase of Investment through Issuance of Company
  Stock                                                 $      -    $ 450,000
                                                        =========   ==========

Purchase of Inventory through Issuance of Company
  Stock                                                 $      -   $3,192,000
                                                        =========   ==========

Acquisition of investments from satisfaction of
  Accounts Receivable                                   $      -   $4,650,000
                                                        =========   ==========

Acquisition of Treasury Stock through return of
  inventory                                             $      -   $  530,000
                                                        =========   ==========

Acquisitions of Treasury Stock from satisfaction
  of Accounts Receivable                                $ 316,406  $       -
                                                        =========   ==========

Purchase of Building and Land through Debt
  financing                                             $ 216,496  $       -
                                                        =========   ==========



    The accompanying notes are an integral part of these financial statements

                      D H Marketing & Consulting, Inc.
                     Notes to the Financial Statements
                        December 31, 1998 and 1997


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

           Qualtronics Corporation, Inc.(QCI), a 97%-owned subsidiary during 1997, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid microcircuit technologies. Qualtronics' customers are predominately in northeastern U. S. Effective February 5, 1998, the Company sold all its interests in QCI to a shareholder of QCI. A game of $108,625 was recognized on the sell of QCI and 60,000 shares of DH Marketing were returned to the treasury. A value of $506,250 was attributed to the treasury stock purchased, considering the market value of the Companies [sic] stock at the time.

           On December 30, 1997 the Company completed a share exchange with Universal Network, Inc. (UNI), wherein the Company issued 1,900,123 shares of common stock for the remaining 76% interest in UNI, thus making UNI a wholly owned subsidiary of the Company. UNI is engaged in the sale and distribution of fine art, jewelry, bank notes and other collectables. In 1998 the Company added new consumable products such as skin care, juice and an all natural dietary supplement. UNI distributes its products to distributors of the Company using direct selling as well as traditional marketing methods (i.e. TV and radio media).

           Also during 1998, the Company distributed its interests in ASI, an inactive subsidiary, to the shareholder of the Company. There was no value in the Company at the time of distribution.

    b.     Principles of Consolidation

           The consolidated financial statements include the accounts of DH Marketing and Consulting, its wholly-owned subsidiaries Acquisition and Sales, Inc. (ASI) (1997 only) and Financial Communication Services, Inc. (FCS), Qualtronics Corporation, Inc.(QCI) (1997 only), Universal Network, Inc (UNI) a wholly owned subsidiary at December 30, 1997. All significant intercompany accounts and transactions have been eliminated in the consolidation.

           Before the acquisition of UNI at December 30, 1997 the Company accounted for its investment in Universal Network of America, Inc. by the equity method of accounting under which the Company's share of the net loss of the affiliate (24%) is recognized as an expense in the Company's statement of income.

                     D H Marketing & Consulting, Inc.
                    Notes to the Financial Statements
                      December 31, 1998 and 1997


  NOTE 1 - Summary of Significant Accounting Policies (Continued)

    c.     Cash and Cash Equivalents

           The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Uninsured cash balances total $1,174 and $255,072 at December 31, 1998 and 1997, respectively.

    d.     Property and Equipment

           Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

           Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

    e.     Organization Costs

           Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1998 and 1997, the net unamortized balance was $500 and $14,786, respectively.

    f.     Client Lists

           The Company acquired a client list for $10,000. These costs are being amortized on a striaght-line basis over five years.

    g. The Company recorded goodwill in the acquisition of QCI, due to the excess cost over the net book value of QCI. In 1997, Goodwill was being amortized over 10 years on the straight-line method, however it was eliminated after the sale of QCI in 1998.

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

                     D H Marketing & Consulting, Inc.
                    Notes to the Financial Statements
                      December 31, 1998 and 1997

  NOTE 1 - Summary of Significant Accounting Policies (continued)

i.   Provision for Income taxes (continued)

           The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1998 and 1997:

                                             December 31        December 31
                                                1998                 1997
                                             ___________         ____________

  Current provision for income taxes:

  Federal                                    $       -           $   113,056
  State                                              50               52,061
  Deferred                                       (4,838)                  -
                                             ___________         ____________

  Total provision for income taxes           $   (4,788)         $   165,117
                                             ===========         ============

  Deferred tax liability arising from:

  Acquisition of subsidiaries:
     QCI-depreciation differences                    -                32,458
     UNI-depreciation differences                 4,788               10,812
                                             ___________         ____________

  Deferred tax liability                          4,788               43,270
                                             ___________         ____________

  Deferred tax assets-current:

  Net operating loss carryforward (QCI)              -               (47,323)
                                             ___________         ____________

  Net deferred tax (asset)/liability         $    4,788          $    (4,053)
                                             ===========         ============

           The Company has incurred net operating losses of approximately $3.3 million, however because of the significant losses and its change of focus on a new product line, there is a 50% or greater chance the Company may not have taxable income during 1999. The allowance account therefore equals the deferred tax asset account for December 31, 1998.

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

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                         December 31, 1998 and 1997


  NOTE 1 - Summary of Significant Accounting Policies (continued)

    k.     Earnings (Loss) Per Share

           The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

  NOTE 2 - Inventory

   Inventories consisted of the following at December 31, 1998 and 1997:

                                                      1998           1997
                                                   ____________   ___________


        Artwork and Collectible                    $  5,253,043   $ 5,500,107
        Work in Process and Raw Materials -
           Qualtronics Corporation, Inc.                     -         59,025
        Consumable products                               8,247            -
                                                   ____________   ___________

                                                   $ 5,261,290   $  5,559,132
                                                   ============   ===========


     Artwork and collectibles are valued on a specific identified cost basis, while other inventory is valued on a first-in, first-out basis at the lower of cost or market.

     Inventory with a value of $2,662,000 was acquired by the issuance of Company common stock during the period January
     1, 1997, to December 31, 1997 and $91,499 during 1998.
     Due to the acquisition of UNI by the Company, UNI's inventory held at December 30, 1997 which was purchased from the Company was valued at the Company's cost (predecessor cost).

  NOTE 3 - Qualtronics Corporation, Inc.

     On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owns 97% of the stock of Qualtronics Corporation, Inc. at the end of December 31, 1997.
     The 1997 full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997. On February 5, 1998, the Company signed an agreement to transfer all of its interests in the stock of QCI to Runes, Corporation, a shareholder. In consideration of the transfer, the Company recieved $185,000 and 60,000 shares of D H Marketing common stock. No activity of QCI is included in these financial statements for the year ended December 31, 1998.

NOTE 4 - Lines of Credit

      On March 20, 1997, the Company entered into two line of credit agreements with a bank, due on demand, which permited
      borrowing up to 250,000 on each line.   At December 31,
      1997, the outstanding balance of both lines are $0, and the lines of credit have been closed.

                        D H Marketing & Consulting, Inc.
                       Notes to the Financial Statements
                          December 31, 1998 and 1997


  NOTE 5 - Investment in Universal Network of America, Inc.

      The following December 31, 1997 pro forma information combines the results of the Company and Universal Network of America, Inc.
      as if the acquisition had occurred at the beginning of the 1997 period presented.

                                                   December 31,
                                                     1997
                                                 _____________

    Sales                                        $   8,948,363
    Cost of Goods Sold                               3,336,793
                                                 _____________
    Gross Profit                                     5,611,570

    Selling Expenses                                 2,984,684
    General and Administrative Expenses              3,632,510
    Other Income (Expenses)                            537,095
                                                 _____________
    Income Before Income Taxes and Minority
        Interest in Net Income of Subsidiary          (468,529)
    Income Tax                                              -
                                                 _____________

    Income Before Minority Interest in Net
        Income of Subsidiary                          (468,529)

    Minority Interest in Net Income of
        Subsidiary                                      (2,196)
                                                 _____________

    Net Income                                   $    (470,725)
                                                 =============

    Net Income Per Share                         $        (.08)
                                                 =============

    Weighted Average Number of Common Shares         5,857,111
                                                 =============

      Universal Network of America, Inc., has suffered cumulative losses through December 31, 1998, of $(2,765,599).

  NOTE 6 - Related Party Transaction

      During the period January 1, 1997 to December 31, 1998 [sic], the Company had various transactions with UNI which included: receipt of consulting income of $600,000, sales of collectibles of $4,986,554, and receipt of other payments of income of $231,400. Because these revenue were generated prior to the acquisition of UNI they have not been eliminated in the consolidation. The sales of the Company and the inventory of UNI on hand at December 30, 1997 was adjusted at the acquisition date. (See Note 2).

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                         December 31, 1998 and 1997

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

      During 1998 and 1997, the Company paid $21,651 and $38,500 to Runes Corporation for management fees, respectively. Runes is owned by a shareholder of the Company.

      During 1997 and 1998 the Company sold merchandise to additional companies that are shareholders of the Company in the amount of $2,198,500 and $421,875, respectively. These companies are in the art and collectibles industry and invested in the Company's stock prior to the sale of merchandise. Approximately 88% and 69% of the Company's revenue was generated from either UNI or other shareholders of the Company during 1997 and 1998, respectively. The shareholders and amounts are as follows:

                                                   1998          1997
                                                 _________    __________
         David Hagen                                          $   11,000
         Ildico, LTD                                             350,000
         Fode Diope                                            1,631,250
         Phillippe Hababou                                       206,250
         Stimulus Ventures                       $ 421,875

  NOTE 7 - Common Stock Split

      On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. All per share information has been retroactively restated for the stock split. Authorized shares have been increased to 75,000,000 shares, and the par was changed to $.0003. The previously issued December 31, 1997 financial did not reflect the change in par value, but has been reflected in these financial statements, retroactively.

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

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                        December 31, 1998 and 1997

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

      On January 20, 1998, the Board of Directors granted 750,000 options to an individual with international financial relationships. The options are exercisable for a period of two years into restricted common stock at a price of $5 15/16, the market value of free trading stock at the date of grant.

                                                             December 31,
                                                                 1998
                                                            ______________
    Outstanding Options (after effect of stock split)
         January 13, 1997                                         750,000
         January 20, 1998                                         750,000
                                                            _____________
                                                                1,500,000
                                                            =============

      No options were exercised during the period January 1, 1997, to December 31, 1998, and the 165,000 and the 1,200,000 options were canceled in 1998. The weighted-average price for the above-noted options is $8.95 and $7.47 for 1997 and 1998, respectively.

      At December 31, 1997 and 1998, the Company's stock option plan was accounted for based upon APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options under these plans. Had compensation cost for the plan been determined based on the grant date and fair values of options, and estimated options to be exercised, reported net income and earnings per share would have been reduced. Management does not believe any of the current options will be exercised.

      The fair value of the stock options granted during 1998 and 1997 were determined using the Black-Scholes option pricing model and the following assumptions for 1998 and 1997: risk-free interest rates of 6.02% and 6.55%; expected options life of 3 years and 4 years; and volatility of 35% and 25% with no dividend yield in either year.

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                         December 31, 1998 and 1997

  NOTE 9 - Commitments and Contingencies

      DHMC is committed to a lease for office space through January 31, 2000, with monthly lease payments of $470.

      UNI was committed to two spaces for office and warehouse facilities through November 30, 1998 when the company acquired the building. The warehouse leased expires on May 5, 1999 with monthly rent payments of $2,152.

      The total future minimum rental commitment at December 31, 1998, under these leases is $16,400, which is due as follows:

                 Year Ending
                December 31,                   Amount
                ____________               _____________
                     1999                  $    16,400
                                           ____________
                                           $    16,400
                                           ============

      Rent expense for the year ended December 31, 1997 and 1998 is $97,121 and $76,205, respectively..

NOTE 10 - Segment Data

      For the year ended December 31, 1998 and 1997, the Company had three to four reportable industry segments: (i) network marketing, (ii) collectibles, (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.

                                                   Year             Year
                                                  Ended             Ended
                                                December 31,     December 31,
                                                   1998             1997
                                               ______________   _____________

    Sales (Net of Discounts)
         Multi-Level Network Marketing         $      993,578   $     483,000
         Collectibles                                 612,615       2,035,611
         Burn Cleansing Solution                       19,422          38,547
         Mechanical Assemblies                             -        2,503,684
                                               ______________   _____________
                                                    1,625,675       5,060,842

    Acquisitions and Consulting                            -          448,200
                                               ______________   _____________
              Consolidated                     $    1,625,675   $   5,509,042
                                               ==============   =============

    Operating Income (Loss)
         Multi-level Network Marketing         $     (971,528)  $     410,787
         Collectibles                                (189,925)        719,591
         Burn Cleansing Solution                      (42,908)         19,290
         Acquisitions and Consulting                       -          448,200
         Mechanical Assemblies                             -          110,682
                                               ______________   _____________
             Consolidated                          (1,204,361)      1,708,550
         Other Income                                 165,041         100,612

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                         December 31, 1998 and 1997

NOTE 10 - Segment Data (continued)

                                                    Year             Year
                                                   Ended             Ended
                                                December 31,     December 31,
                                                   1998             1997
                                               ______________   _____________

        General Corporate Expenses                (2,306,797)     (1,378,799)
        Interest Expense                              (3,598)        (45,784)
                                               ______________   _____________

           Net Income (Loss) Before Income
             Taxes                             $  (3,349,715)   $    384,579
                                               ==============   =============

    Accounts and Other Receivables
         Multi-Level Network Marketing         $       4,634         140,621
         Collectibles                                  1,301           2,598
         Burn Cleansing Solution                          -               -
         Acquisitions and Consulting                      -               -
         Mechanical Assemblies                            -          273,138
                                               ______________   _____________
            Consolidated                               5,935         416,357
         Corporate                                        -               -
                                               ______________   _____________

             Total Accounts and Other
                Receivables                    $       5,935    $    416,357
                                               ==============   =============

    Identifiable Assets
         Multi-Level Network Marketing         $   5,440,422    $  3,954,607
         Collectibles                                503,537       2,164,821
         Burn Cleansing Solution                          -               -
         Acquisitions and Consulting                      -           48,903
         Mechanical Assemblies                            -          836,579
                                               ______________   _____________
            Consolidated                           5,943,959       7,004,910
         Corporate Assets                            176,613         667,574
                                               ______________   _____________

             Total Assets at Period End        $   6,120,572    $  7,672,484
                                               ==============   =============

                      D H Marketing & Consulting, Inc.
                     Notes to the Financial Statements
                        December 31, 1998 and 1997

  NOTE 11 - Note Payable

    Long Term Liabilities are detailed in the following schedules as of December 31, 1998 and 1997.

    Note payable is detailed as follows:                   1998       1997
    Note payable to a Bank, principle payments of         _________  ________
    $2,976 plus interest through April 2003, bears
    interest at 10.5%, secured by equipment and
    inventory.                                            $      -   $190,476

    Mortgage Payable to a Limited Liability
    Company monthly installments due of
    $3,000 through December 2003, interest
    accrues at 8.75%, secured by a building                 216,496       -
                                                          _________  ________
    Total Notes Payable                                     216,496   190,476
    Less current portion                                    (14,689) (190,476)
                                                          _________  _________
    Long Term Portion-Notes Payable                       $ 201,807  $     -
                                                          =========  ========
    Future minimum principal payments on
    long term debt is as follows:

          Year Ending
          December 31,               Amount
          ______________           _________
               1999                $ 14,689
               2000                  19,096
               2001                  20,835
               2002                  22,733
               2003 and thereafter  139,143
                                   _________
                                   $216,496
                                   ========

  NOTE 12 - Obligations Under Capital Lease

    Capital lease obligations are detailed in the following schedule as of December 31, 1998 and 1997:

                                                 December 31,   December 31,
                                                     1998           1997
                                                _____________   _____________

    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $2,116 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                  $        -       $    49,549

    Capital lease obligation to a corporation
    for copying equipment, lease payments due
    monthly of $177 through September 1999,
    bears interest at 20.58%, secured by
    equipment.                                           -             2,975

                     D H Marketing & Consulting, Inc.
                    Notes to the Financial Statements
                      December 31, 1998 and 1997

 NOTE 12 - Obligations Under Capital Lease (continued)

                                                 December 31,   December 31,
                                                     1998           1997
                                                _____________   _____________

    Capital lease obligation to a corporation
    for equipment, lease payments due
    monthly of $264 through March 2000,
    bears interest at 10.5%, secured by
    equipment.                                            -            6,333


    Capital lease obligation to a corporation
    for office equipment, lease payments due
    monthly of $158 through February 2001,
    bears interest at 12.7%, secured by office
    equipment.                                          4,133          5,412

    Capital lease obligation to a corporation
    for a copier, lease payments due
    monthly of $210 through March 2001, bears
    interest at 17.6%, secured by copier
    equipment.                                          4,669          6,189
                                                   ____________   ___________

    Total Lease Obligations                             8,802         70,458
                                                   ____________   ___________

    Less current portion                                3,326         28,309
                                                   ____________   ___________

    Net Long Term Lease Obligation                 $    5,476     $   42,149
                                                   ============   ===========

    Future minimum lease payments are as follows:

         1999                                                4,416
         2000                                                4,416
         2001                                                  946
                                                     _____________
                                                             9,778
         Less portion representing interest                   (976)
                                                    ______________
         Total                                      $        8,802
                                                    =============

  Leased assets are as follows at December 31, 1998 and 1997:


                                                   1998               1997
                                               ____________     _____________

         Leased Equipment                           15,723            129,229
         Accumulated Depreciation                   (9,032)           (48,610)
                                               ____________     _____________
              Total Net Leased Equipment       $     6,691     $       80,619
                                               ============     =============

                       D H Marketing & Consulting, Inc.
                      Notes to the Financial Statements
                        December 31, 1998 and 1997

  NOTE 13 - Retirement Plan (401K)

     During 1997, QCI sponsored a 401(k) deferred salary savings plan which is a qualified defined contribution plan. All employees of the Company are eligible to participate in the plan on January 1 and July 1 following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contibut up to 15% of their compensation to the plan. The Company, at the discretion of the Board of Directors, can match the employee's contributions. For the years 1998 and 1997, the Company matched 50% of the employee's contributions up to 5% each year. The Company's Board of Directors has the discretion to contribue up to a maximum of 20% of employee compensation, which includes employee deferrals and Company contributions.

  NOTE 14 - Major Customers and Suppliers

      During the year ended December 31, 1997, QCI had the following major customers from which the earned revenues were in excess of 10% of total sales as follows:

                                                    Amount of Net Sales
                                                  Year Ended December 31,
                                              _______________________________
           Customer                                         1997
          __________                                    ______________
                A                                          906,069
                B                                          522,268
                C                                          375,916

      A part of the Company's business is dependent upon the availability of burn cleansing solution available from a sole provider. At the present time, the Company does not have a signed exclusive sales agreement with this supplier. The Company has been the only marketing agent for the supplier in the United States. For the years ended December 31, 1998 and 1997, all purchases of burn cleansing solution sold were from this supplier. During 1998 the Company discontinued the burn cleansing division.