Form 10QSB
period 1999-03-31
D H MARKETING & CONSULTING INC
filed 1999-05-14
CIK 933954

U. S. Securities and Exchange Commission

                            Washington, D.C., 20549
                                 Form 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

[    ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ________

               Commission file number  000-22729

-----------------------------------------------------------------------------

                       D.H. MARKETING & CONSULTING, INC.
       (Exact name of small business issuer as specified in its charter)

-----------------------------------------------------------------------------

                                  Nevada
    (State or other jurisdiction of incorporation or organization)

                                88-0330263
                       (IRS Employer Identification No.)

-----------------------------------------------------------------------------

                  300 Keystone Street, Hawley, PA 18428
                 (Address of principal executive offices)

-----------------------------------------------------------------------------

                              (570) 226-8515
                       (Issuer's telephone number)

-----------------------------------------------------------------------------

                          Former area code (717)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 1999 the issuer had 8,419,964 shares of common stock outstanding.

       Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

      See attached Financial Statements for the quarter ending March 31, 1999.

                       D H Marketing & Consulting, Inc.
                              And Subsidiaries

                      Consolidated Financial Statements

                          March 31, 1999 (unaudited)
                                     and
                               December 31, 1998

                        INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of March 31, 1999 and the related statements of operations, and cash flows for the three months ended March 31, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 12, 1999.



/s/ CROUCH, BIERWOLF & CHISHOLM
Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 7, 1999

                       D H Marketing & Consulting, Inc.
                         Consolidated Balance Sheets

                                   ASSETS
                                   ------

                                                    March 31      December 31
                                                      1999            1998
                                                 ------------    ------------
CURRENT ASSETS                                    (unaudited)

   Cash and Cash Equivalents                     $    333,093     $   308,838
   Accounts receivable, Net of Allowance
     1998 $0; 1999 $0                                   1,301           1,301
   Other Receivables                                    6,603           4,634
   Inventory                                        5,358,169       5,261,290
                                                 ------------     -----------
     Total Current Assets                           5,699,166       5,576,063
                                                 ------------     -----------

INVESTMENTS
   Investments - Other                                 46,947          46,948
                                                 ------------     -----------
      Total Investments                                46,947          46,948
                                                 ------------     -----------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures                       20,185          20,184
   Equipment                                          187,857         182,561
   Leasehold Improvements                              17,668          17,668
   Building                                           200,000         200,000
   Land                                               197,996         197,996
   Accumulated Depreciation                          (140,399)       (129,631)
                                                 ------------     -----------
     Net Property & Equipment                         483,307         488,778
                                                 ------------     -----------

OTHER ASSETS
   Organization Costs                                  71,429          71,429
   Client Lists                                        10,000          10,000
                                                 ------------     -----------
                                                       81,429          81,429
   Less Accumulated Amortization                      (79,096)        (79,096)
                                                 ------------     -----------
                                                        2,333           2,333
   Deferred Tax Assets                                   -               -
   Deposits and Other Assets                            6,450           6,450
   Goodwill                                              -               -
                                                 ------------     -----------
    Net Other Assets                                    8,783           8,783
                                                 ------------     -----------

    TOTAL ASSETS                                 $  6,238,203     $ 6,120,572
                                                 ============     ===========

  The accompanying notes are an integral part of these financial statements.

                        D H Marketing & Consulting, Inc.
                     Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                   March 31       December 31
CURRENT LIABILITIES                                  1999              1998
                                                 ------------     -----------
                                                  (unaudited)

   Accounts payable                              $    200,277     $    90,682
   Sales Tax Payable                                      801         114,268
   Accrued Wages                                        5,270          11,549
   Accrued and Withheld Payroll Taxes                   2,659           2,777
   Deferred tax liability                               5,974           5,974
   Current Obligations Under Capital Lease              2,700           3,326
   Current portion of Notes Payable                    14,689          14,689
                                                 ------------     -----------
         Total Current Liabilities                    232,370         243,265
                                                 ------------     -----------

LONG-TERM DEBT

   Mortgage payable                                   201,807         201,807
   Obligation Under Capital Lease                       5,111           5,476
                                                 ------------     -----------

     Total Long-Term Debt                             206,918         207,283
                                                 ------------     -----------

         Total Liabilities                            439,288         450,548
                                                 ------------     -----------

STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value, Authorized
     75,000,000 Shares; issued and
     outstanding 8,419,964 shares                       2,526           2,526
   Additional Paid-In Capital                       9,995,794       9,995,794
   Treasury Stock                                    (814,766)       (814,766)
   Stock subscription receivable                     (323,928)       (700,000)
   Retained earnings                               (3,060,711)     (2,813,530)
                                                 ------------     -----------
     Total Stockholders' Equity                     5,798,915       5,670,024
                                                 ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  6,238,203     $ 6,120,572
                                                 ============     ===========

The accompanying notes are an integral part of these financial statements.

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Operations

                                                For the three    For the three
                                                 months ended     months ended
                                                  March 31          March 31
                                                     1999             1998
                                                --------------   ------------

SALES                                           $      343,323   $    950,339

COST OF GOODS SOLD                                     249,809        505,259
                                                --------------   ------------

GROSS PROFIT                                            93,514        445,080
                                                --------------   ------------

OPERATING EXPENSES
   General And Administrative Expenses                 344,413        557,293
                                                --------------   ------------

TOTAL OPERATING EXPENSES                               344,413        557,293
                                                --------------   ------------

OPERATING INCOME (LOSS)                               (250,899)      (112,213)
                                                --------------   ------------

OTHER INCOME AND (EXPENSES)
   Interest Expense                                       (247)          -
   Other Income                                          3,645         18,563
   Gain on Sale of Investments                             320        108,625
                                                --------------   ------------

     Total Other Income and (Expenses)                   3,718        127,188
                                                --------------   ------------

INCOME BEFORE INCOME TAXES AND MINORITY
INTEREST                                              (247,181)        14,975
                                                --------------   ------------

PROVISION FOR INCOME TAXES
    Federal                                               -             3,600
    State                                                 -               960
                                                --------------   ------------
       Total Income Taxes                                 -             4,560
                                                --------------   ------------

NET INCOME                                      $     (247,181)  $     10,415
                                                --------------   ------------

NET INCOME PER SHARE                            $         (.03)  $       .002
                                                --------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             8,419,964      6,005,464
                                                ==============   ============

   The accompanying notes are an integral part of these financial statements.

                       D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows

                                                 For the three   For the three
                                                 months ended    months ended
                                                   March 31        March 31
                                                     1999            1998
                                                --------------   ------------
Cash Flows From Operating Activities

Net income (loss)                               $     (247,181)  $     10,415
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                         10,767          1,214
   Amortization                                           -             4,021
   Receivables satisfied with return of
       treasury stock                                     -          (316,406)
   Gain on Sale of Investments                            -          (108,625)
Change in Assets and Liabilities (Net of
       effects of sale of QCI)
  (Increase) Decrease in:
   Accounts Receivable                                    -          (106,345)
   Other Receivables                                    (1,969)       (36,006)
   Inventory                                           (96,879)       126,767
   Prepaid Expenses                                       -                27
   Deposits                                               -            (4,000)
   Increase/(decrease) in:
   Accounts Payable                                    109,595          2,093
   Accrued Expenses                                   (119,864)           228
                                                --------------   ------------

    Net Cash Provided (Used) by
          Operating Activities                        (345,531)      (426,617)
                                                --------------   ------------

Cash Flows from Investing Activities
  Purchase of short-term Investments
  Purchase of Property and Equipment                    (5,296)          -
  Cash from sale of investments                           -           185,000
  Cash acquired/(spun out) in subsidiaries                -          (174,641)
                                                --------------   ------------

    Net Cash Provided (Used) by
           Investing Activities                         (5,296)        10,359
                                                --------------   ------------

Cash Flows from Financing Activities

  Proceeds from debt financing                            -              -
  Net Proceeds from Issuance of Common Stock              -              -
  Principal payments on debt financing                    -              -
  Principal Payments on Capital Lease
       Obligations                                        (990)          (673)
  Proceeds from stock subscriptions                    376,072           -
                                                --------------   ------------

    Net Cash Provided (Used) by
           Financing Activities                        375,082           (673)
                                                --------------   ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents (Forwarded)                         24,255       (416,931)
                                                --------------   ------------

 The accompanying notes are an integral part of these financial statements.

                       D H Marketing & Consulting, Inc.
                     Consolidated Statements of Cash Flows
                                (Continued)
                                                 For the three   For the three
                                                 months ended    months ended
                                                    March 31        March 31
                                                      1999            1998
                                                --------------   ------------

Net Increase (Decrease) in Cash
   and Cash Equivalents (Forwarded)                     24,255       (416,931)
                                                --------------   ------------

Cash and Cash Equivalents
  Beginning                                            308,838        706,609
                                                --------------   ------------

  Ending                                        $      333,093   $    289,678
                                                ==============   ============

Supplemental Disclosures of Cash
     Flow Information:
  Cash payments for interest                    $          247   $      2,338
                                                ==============   ============
  Cash payments for income taxes                $        -       $      7,525
                                                ==============   ============

Supplemental Schedule of Noncash
     Investing and Financing Activities

 Purchase of Inventory through Issuance
     of Company Stock                           $        -       $       -
                                                ==============   ============

 Satisfaction of Receivables through
     return of Treasury Stock                   $        -       $    316,406
                                                ==============   ============





 The accompanying notes are an integral part of these financial statements.

                       D H MARKETING & CONSULTING, INC.
                     December 31, 1998 and March 31, 1999


NOTES TO FINANCIAL STATEMENTS

      D H Marketing & Consulting, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1998.

UNAUDITED INFORMATION

      The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business March 31, 1999, ending the first quarter of 1999, shares were traded at the closing price of 1 1/8.

The Company was previously segmented into four distinct operations: Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. In the first quarter of 1998, the Company divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

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

The Company is also a 100% equity owner of Universal Network of America, Inc. ("UNAI"), a direct sales organization distributing various tangible asset collectibles and a new healthcare and dietary supplement line through Independent Distributors. UNAI is based in Sarasota, Florida and operates through its subsidiary Universal Network, Inc.

Selected Financial Data

                                         for 3 mos             for 3 mos
                                           ended                 ended
                                          03/31/99              03/31/98

      Sales                              $  343,323            $  950,339

      Cost of Goods Sold                    249,809               505,259

      Net Income(Loss)                   $ (247,181)               10,415

      Net Income(Loss) Per Share               (.03)                 .002

      Weighted Average # Common Shares    8,419,964             6,005,464

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

The Company has posted a net loss of $247,181 in the first quarter of 1999. The loss stated here consists of increased expenses with regard to new product introduction including but not limited to marketing, research and development and legal and professional fees totaling approximately $2,000,000.

The company has recorded Total Current Assets of $5,699,166 for the first quarter of 1999 and the Total Stockholders' Equity at March 31, 1999 was $5,798,915.

Capital Resources

On March 31, 1999, the Company had recorded Total Current Assets of $5,699,166 of which $333,093 was held in cash and cash equivalents and $5,358,169 was held in inventory at cost. Approximate Total Current Assets at March 31, 1998 was $6,229,678 of which $289,678 was held in cash and cash equivalents.

Cash Expenditures

Total general and administrative expenses decreased from $557,293 on March 31, 1998 to $344,413 on March 31, 1999. The decreases are a direct reflection of the completion of the Company's divestiture from all of its interests with the exception of the interests held by the Company's wholly-owned subsidiary, Universal Network of America, Inc. Universal Network of America, Inc.'s expansion into the skincare and dietary supplement markets originally created significant introductory expenses in the first quarter of 1998, which is reflected by the decreased expenses in the first quarter of 1999.

Long-Term Debt/Current Liabilities

The Company had satisfactorily retired all Long-Term Debt with the exception of two (2) Capital Leases for Office Equipment that totaled approximately $8,951 in current and long-term debt. In January, 1999, the Company purchased the property location in Sarasota, Florida. This property was being leased by Universal Network of America, Inc. The current 30 year mortgage is valued at $216,000.

Revenue

Total revenue, less sales discounts, decreased from March 31, 1998 to March 31, 1999 from $950,339 to $343,323. Management of the Company points to the refocusing of sales into the skincare and dietary supplement markets as the reason for the reduction in sales.
Management anticipates that sales for the 2nd and 3rd quarters of 1999 will significantly exceed last year's results.

Universal Network, Inc. introduced 2 new product lines in the past year. The first was a consumable line of health and beauty products for both men and women. The "Universal Collection" contains 24k gold flakes within the aloe vera based products. The second product line was introduced late in the 4th quarter of 1998. It is a new, all natural dietary supplement called hGH Unitropin Plus.


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

Item 2. Changes in Securities

The Company has not sold any securities during the first quarter of 1999 that have not been registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for voting purposes during the quarter ended March 31, 1999.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

23.17 Consent, dated November 10, 1998, of the Accountants, Crouch, Bierwold & Chisholm, to the publication of their report, dated November 9, 1998. (Filed with the SEC on Form 10-QSB.)

23.18 Consent, dated March 25, 1999 of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated
            February 12, 1999. (Filed with the SEC on April 12, 1999 in Form 10-KSB.)

23.19 Consent, dated May 7, 1999 of the Accountants, Crouch, Bierwolf & Chisholm, to the publication of their report, dated
            May 7, 1999. (Filed with the SEC in this Form 10-QSB.)

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

27.5 Financial Data Schedule for the 9-month period ending September 30, 1997. (Filed with the SEC on September 30, 1997 in Form 10-QSB.)

27.6        Financial Data Schedule for the year-ending December 31, 1997.
            (Filed with the SEC on April 15, 1998 in Form 10-KSB.)

27.7 Financial Data Schedule for the 3-month period ending March 31, 1998. (Filed with the SEC on May 29, 1998 in Form 10-QSB.)

27.8 Financial Data Schedule for the 3-month period ending June 30, 1998. (Filed with the SEC on August 14, 1998 in Form 10-QSB.)

27.9 Financial Data Schedule for the 9-month period ending September 30, 1998. (Filed with the SEC on Form 10-QSB.)

27.10 Financial Data Schedule for the year ended December 31, 1998. (Filed with the SEC on Form 10-KSB.)

27.11 Financial Data Schedule for the quarter ended March 31, 1999. (Filed with the SEC in this Form 10-QSB.)


(b)  REPORTS ON FORM 8-K.

There were no reports filed on Form 8-k during the quarter ended
March 31, 1999.

                              SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


May 13, 1999                By: /s/ DAVID D. HAGEN
Date                            David D. Hagen
                                President, Treasurer and
                                Chief Financial Officer