Form 10KSB/A
period 1998-12-31
D H MARKETING & CONSULTING INC
filed 1999-06-18
CIK 933954

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

                             PART I

ITEM 1 - BUSINESS

     D. H. Marketing & Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994 for the purpose of acquiring D. H. Marketing & Consulting, Inc., a New York corporation (D.
H. Marketing-New York). D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29, 1994, the Company entered into a merger agreement with D.H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company was segmented into four distinct operations, consisting of the burn-cleansing solution division, network marketing division, collectible & fine art division and the acquisitions & consulting division. During fiscal 1998, the company has completed the divestiture of its Acquisitions and Consulting Division, has divested itself of the Burn-Cleansing Division except for a remaining royalty agreement as part of the final divestiture. The Network Marketing Division was developed by the wholly owned subsidiary Universal Network and its parent company, Universal Network of America, Inc. ("Universal") The Network Marketing Division will be the main focus of the subsidiary and the Collectibles Division will be the focus of the Company.

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

     Items that can be purchased include jewelry, authentic leafs from the First Edition of Noah Webster's American Dictionary of the English Language, authentic leafs from original issue King James Bible and collectible numismatic Morgan Silver dollars. Representatives then earn commissions corresponding to the sale volume generated at their portion of the network. During fiscal year 1998, the network marketing division expanded their product lines into the consumables area. In the first half of the year, the division launched an aloe vera based skin care. In November, the companys wholly owned subsidiary launched Unitropin, an hGH formula plus dietary supplement.

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

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated Financial Statements that constitute Item 7 are included at the end of this report, starting on page 25.

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

                                  PART II

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS/OFFICERS

Director Name, Age  Since     Principal Occupation
---------------------------------------------------------------------------
Michael J.     50   1996      A director of the Company since January, 1996
Daily                         and Officer (Vice President and Secretary)
                              since April 10, 1997. As of June 1, 1999, Mr.
                              Daily became President and Treasurer as well.
                              Mr. Daily was honorably discharged from the
                              U. S. Army in 1969.  He majored in Business
                              Administration in the California College system from 1970-1973. Mr. Daily was the plant manager of a large California based mail order firm from 1971-1976. From
                              1977-1985, Mr. Daily was a manager in the Food & Beverage industry in the Pennsylvania
                              Pocono Mountains. Mr. Daily has been active in the Real Estate Industry from 1985 to May
                              1995 when he joined D. H. Marketing &
                              Consulting, Inc. Mr. Daily was not on the Board of Directors in 1995.

Steve          38   1997      A director of the Company since June 20,
Krakonchuk                    1997. Mr. Krakonchuk began working for the
                              Company in January of 1995 in the Company's
                              Investor Relations area and as Vice President of Sales.

Ronald W.      55   1998      A director of the Company since January 21,
Meredith                      1998. Mr. Meredith is President of Universal
                              Network of America, Inc. and its subsidiary, Universal Network, Inc. Mr. Meredith is an
                              Air Force veteran, having served from 1959 through 1979. From 1979 through 1988 he owned and operated a manufacturing company in Louisville, Kentucky. He currently sits on the Board of Directors of that company. From
                              July 1988 through 1994, Mr. Meredith was an
                              Independent Representative and National
                              Marketing Director with an environmental products company, where he sat on the Presidential Advisory Board. During this period annual sales of that company grew from 30 million dollars to more than 400 million dollars. From September 1994 through
                              February 1995, Mr. Meredith was an
                              Independent Representative with a jewelry company, and is a member of the Board of the Jewelers Board of Trade. In may of 1995, he and several partners founded Universal
                              Network, Inc.

William C.     50   1998      A director of the Company since January 21,
Bartley                       1998.  Mr. Bartley is Vice President of
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

The following individuals held the following offices during the year-ended December 31, 1998. However, all three individuals resigned their positions with the Company effective June 1, 1999.

Director Name, Age  Since     Prior Principal Occupation with the Company
---------------------------------------------------------------------------

David D. Hagen 46   1993      Former Chairman of the Board, President,
                              Treasurer and Chief Executive Officer of the
                              Company from 1993 to May 31, 1999. Mr. Hagen was the President of Hagen Development and Improvement Corp., a real estate company.
                              From 1978-1982 Mr. Hagen was the President of an investment firm in Greenwich, Connecticut.
                              He structured and operated investment banking private placement and franchising organization. As Vice President of Sales of
                              International Stamp Exchange in New York, Mr.
                              Hagen developed an international network for the sale and distribution of collectible stamps, collectible coins, and hired, trained and expanded the sales force from 1982-1985.
                              From 1985-1988, Mr. Hagen was Sales manager of International Coin Exchange Company, located in Brooklyn, New York. Mr. Hagen developed an international network for the sale and distribution of collectible coins, and hired, trained and expanded the sales force. From 1988-1993, Mr. Hagen has traded coins, stamps, art and miscellaneous investments for private investors and investment bankers, has owned and operated
                              Park Avenue Fine Art Archives among other collectible galleries.

Martin J.      64   1994      Former director of the Company from September
Grossbach                     1994 to May 31, 1999. In 1958, Mr. Grossbach
                              received a B. S. in Accounting from Queen's
                              College and in 1961, he received his law degree from New York Law School. Mr.
                              Grossbach has been an attorney in Westchester
                              County, New York for the last 32 years,
                              specializing in commercial real estate.

John C.        36   1998      Former director of the Company from 1998 to
Guttridge                     May 31, 1999. In 1984, Mr. Guttridge received
                              a B.S. in Political Science from Villanova
                              University and in 1988, he received his law degree from Pace University School of Law.
                              Mr. Guttridge has been an attorney in

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

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of
Class
___________________________________________________________________________

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

-----------------------------
<F1>An Officer/former officer of the Company.
<F2>A Director/former director of the Company.
<F3>30,000 of these shares are held in the name of Stimulus Ventures, which is owned by Steven Krakonchuk, a director of the Company.

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

23.18 Consent dated March 25, 1999 of the Accountants, Crouch, Bierwolf & Chisholm to the publication of their report, dated February 12, 1999, filed with the SEC in this Form 10-KSB for the period ending December 31, 1998 and incorporated herein by reference.

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

D.H. Marketing & Consulting, Inc.
a Nevada Corporation

By:    /s/ MICHAEL J. DAILY             Date: JUNE 18, 1999
       Michael J. Daily
       President, Treasurer and
       Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ MICHAEL J. DAILY             Date: JUNE 18, 1999
          Michael J. Daily
          Director

By:    /s/ STEVE KRAKONCHUK             Date: JUNE 18, 1999
          Steve Krakonchuk
          Director

By:    /s/ RONALD W. MEREDITH           Date: JUNE 18, 1999
          Ronald W. Meredith
          Director

By:    /s/_________________             Date: ___________
          William Bartley
          Director

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


/s/ CROUCH, BIERWOLF & CHISHOLM

Salt Lake City, Utah
February 12, 1999

                      D H Marketing & Consulting, Inc.
                        Consolidated Balance Sheets

                                 ASSETS
                                 ------

                                                 December 31    December 31
                                                     1998           1997
                                                  ___________     __________
CURRENT ASSETS

  Cash and Cash Equivalents                   $     308,838     $  706,609
  Accounts receivable, Net of Allowance
    1998 $0; 1997 $29,859                             1,301        245,877
  Other Receivables                                   4,634        140,620
  Tax Refunds                                          -           307,144
  Inventory                                       5,261,290      5,559,132
  Prepaid Expenses                                     -            17,584
                                                ------------     -----------
      Total Current Assets                        5,576,063      6,976,966
                                                ____________     ___________


INVESTMENTS
    Investments - Other                               46,948        48,903
                                                   ---------     -----------
      Total Investments                               46,948        48,903
                                                   ---------     -----------

PROPERTY & EQUIPMENT
  Office Furniture and Equipment                       20,184       78,069
  Automobiles                                             -         19,601
  Equipment                                           182,561      801,882
  Leasehold Improvements                               17,668       37,664
  Building                                            200,000          -
  Land                                                197,996          -
  Accumulated Depreciation                           (129,631)    (515,354)
                                                     _________    __________
         Net Property and Equipment                   488,778      421,862
                                                     _________    __________

OTHER ASSETS
    Organization Costs                                 71,429       71,429
    Client Lists                                       10,000       10,000
                                                    __________    _________
                                                       81,429       81,429
    Less Accumulated Amortization                     (79,096)     (63,271)
                                                    __________    _________
                                                        2,333       18,158
    Deferred Tax Assets                                   -          4,053
    Deposits and Other Assets                           6,450       49,363
    Goodwill                                             -         153,177

      Net Other Assets                                  8,783      224,751
                                                    ___________   _________

          TOTAL ASSETS                          $   6,120,572   $7,672,482
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
                             _________  ______  ___________  ____________  __________ __________  _________  __________

September 98-shares
 issued for cash
 at $1 per share               575,000      172    574,828             -          -            -          -            -

October 98-shares
 issued for services
 at $1.20 per share            100,000       30    119,970             -          -            -          -            -

November 98-Preferred
 shares issued for cash
 at $20,000 per share
 net of offering costs              -        -          -              -     517,724           -           -           -

November 98-conversion
 of preferred stock to
 common shares                 949,500      285  1,297,439             -    (517,724)          -           -   (700,000)

Net loss for the year
 ended December 31, 1998            -        -          -      (3,344,927)        -            -           -           -
                             _________   ______  __________  ____________  __________  ___________________   __________


Balance,
 December 31, 1998           8,419,964   $2,526 $9,995,794    $(2,813,530)  $     -    $ (814,766)  $    -    $(700,000)
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