Form 10QSB
period 1999-06-30
D H MARKETING & CONSULTING INC
filed 1999-08-10
CIK 933954

U. S. Securities and Exchange Commission

                            Washington, D.C., 20549
                                 Form 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

                               Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 1999 the issuer had 8,419,964 shares of common stock outstanding.

       Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-KSB for the period ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending
December 31, 1999.

                      D H Marketing & Consulting, Inc.

                              And Subsidiaries

                     Consolidated Financial Statements

                         June 30, 1999 (unaudited)
                                    and
                             December 31, 1998

                        INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of June 30, 1999 and the related statements of operations, and cash flows for the six months ended June 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 12, 1999.


/s/ CROUCH, BIERWOLF & CHISHOLM
Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
July 27, 1999

                     D H Marketing & Consulting, Inc.
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------

                                            June 30     December 31
                                             1999         1998
                                         ------------    -----------
CURRENT ASSETS                            (unaudited)

   Cash and Cash Equivalents             $     30,358    $   308,838
   Accounts receivable, Net of Allowance
     1998 $0; 1999 $0                          78,065          1,301
   Other Receivables                            4,622          4,634
   Inventory                                5,428,585      5,261,290
                                          -----------     ----------

     Total Current Assets                   5,541,630      5,576,063
                                          -----------     ----------
INVESTMENTS
   Investments - Other                         46,903         46,948
                                          -----------     ----------

      Total Investments                        46,903         46,948
                                          -----------     ----------
PROPERTY & EQUIPMENT
   Office Furniture and Fixtures               20,185         20,184
   Equipment                                  188,976        182,561
   Leasehold Improvements                      17,668         17,668
   Building                                   200,000        200,000
   Land                                       197,996        197,996
   Accumulated Depreciation                  (150,650)      (129,631)
                                          -----------     ----------

     Net Property & Equipment                 474,175        458,778
                                          -----------     ----------

OTHER ASSETS
    Organization Costs                         71,429         71,429
    Client Lists                               10,000         10,000
                                          -----------     ----------
                                               81,429         81,429
    Less Accumulated Amortization             (81,150)       (79,096)
                                          -----------     ----------
                                                  279          2,333
    Deferred Tax Assets                            -              -
    Deposits and Other Assets                   6,450          6,450
    Goodwill                                       -              -
                                          -----------     ----------

      Net Other Assets                          6,729          8,783
                                          -----------     ----------
     TOTAL ASSETS                         $ 6,069,437     $6,120,572
                                          ===========     ==========


  The accompanying notes are an integral part of these financial statements

                     D H Marketing & Consulting, Inc.
                   Consolidated Balance Sheets continued


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                             June 30      December 31
CURRENT LIABILITIES                           1999            1998
                                         -------------   ------------
                                          (unaudited)

   Accounts payable                      $     226,625   $     90,682
   Sales Tax Payable                                -         114,268
   Accrued Wages                                 2,304         11,549
   Accrued and Withheld Payroll Taxes            2,659          2,777
   Deferred tax liability                        5,974          5,974
   Current Obligations Under Capital Lease       2,700          3,326
   Current portion of Notes Payable             21,189         14,689
                                         -------------    -----------

         Total Current Liabilities             261,451        243,265
                                         -------------    -----------

LONG-TERM DEBT

   Mortgage payable                            201,807        201,807
   Obligation Under Capital Lease                4,105          5,476
                                         -------------    -----------

     Total Long-Term Debt                      205,912        207,283
                                         -------------    -----------

         Total Liabilities                     467,363        450,548
                                         -------------    -----------

STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value,
     Authorized 75,000,000 Shares;
     issued and outstanding 6,005,464 and
     6,005,464 shares, respectively              2,526          2,526
   Additional Paid-In Capital                9,995,794      9,995,794
   Treasury Stock                             (814,766)      (814,766)
   Stock subscription receivable              (263,928)      (700,000)
   Retained earnings                        (3,317,552)    (2,813,530)
                                         -------------    -----------

     Total Stockholders' Equity              5,602,074      5,670,024
                                         -------------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $   6,069,437    $ 6,120,572
                                         =============    ===========

 The accompanying notes are an integral part of these financial statements
                                    -4-

                      D H Marketing & Consulting, Inc.
                    Consolidated Statements of Operations

                                                 For the three    For the three   For the six   For the six
                                                 months ended     months ended    months ended  months ended
                                                   June 30          June 30         June 30        June 30
                                                     1999             1998            1999           1998
                                                 -------------   -------------  -------------  -------------

SALES                                            $     316,887   $     384,282  $     660,210  $   1,334,621


COST OF GOODS SOLD                                     195,593         364,866        445,402
1,018,367
                                                 -------------   -------------  -------------  -------------

GROSS PROFIT                                           121,294          19,416        196,452        316,254
                                                 -------------   -------------  -------------  -------------

OPERATING EXPENSES
   General And Administrative Expenses                 361,059         585,870        705,472
996,553
                                                 -------------   -------------  -------------  -------------

TOTAL OPERATING EXPENSES                               361,059         585,870        705,472
996,553
                                                 -------------   -------------  -------------  -------------

OPERATING INCOME (LOSS)                               (239,765)       (566,454)      (509,021)
(680,299)
                                                 -------------   -------------  -------------  -------------

OTHER INCOME AND (EXPENSES)
   Interest Expense                                       (140)             -            (387)            -
   Other Income                                          1,420            (816)         5,065         19,379
   Gain on Sale of Investments                              -               -             320        108,625
                                                 -------------   -------------  -------------  -------------

     Total Other Income and (Expenses)                   1,280            (816)         4,998        128,004
                                                 -------------   -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                            (238,485)       (567,270)      (504,022)
 (552,295)
                                                 -------------   -------------  -------------  -------------

PROVISION FOR INCOME TAXES
    Federal                                                 -            3,600             -              -
    State                                                   -               -              -             960
                                                 -------------   -------------  -------------  -------------
       Total Income Taxes                                   -            3,600             -             960
                                                 -------------   -------------  -------------  -------------

NET INCOME (LOSS)                                $    (238,485)  $    (563,670) $    (504,022)  $
(553,255)
                                                 =============   ============= ==============
==============


NET INCOME (LOSS) PER SHARE                      $        (.03)  $       (.094) $        (.06)  $
(.092)
                                                 =============   ============= ==============
==============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                  8,419,964       6,005,464      8,419,964
6,005,464
                                                 =============   ============= ==============
==============


  The accompanying notes are an integral part of these financial statements
                                     -5-

                      D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows

                                                   For the six         For the six
                                                   months ended        months ended
                                                     June 30              June 30
                                                      1999                 1998
                                                   -------------      --------------
Cash Flows From Operating Activities

Net income (loss)                                  $    (504,022)     $     (553,255)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation                                           21,019               2,427
   Amortization                                            2,054               8,043
   Receivables satisfied with return of treasury stock        -             (316,406)
   Gain on Sale of Investments                                -             (108,625)
Change in Assets and Liabilities (Net of
effects of sale of QCI)
  (Increase) Decrease in:
   Accounts Receivable                                   (76,764)            (37,251)
   Other Receivables                                          12             115,032
   Inventory                                            (167,295)            374,994
   Prepaid Expenses                                           -                3,806
   Deposits                                                   -               (4,000)
   Increase/(decrease) in:
   Accounts Payable                                      135,943             (64,907)
   Accrued Expenses                                     (124,257)              1,610
                                                   -------------      --------------

     Net Cash Provided (Used) by
     Operating Activities                               (713,310)           (578,532)
                                                   -------------      --------------

Cash Flows from Investing Activities
  Purchase of short-term Investments                          -                   -
  Purchase of Property and Equipment                      (6,415)                 -
  Cash from sale of investments                               -              185,000
  Cash acquired/(spun out) in subsidiaries                    -             (174,641)
                                                   -------------      --------------

     Net Cash Provided (Used) by
     Investing Activities                                 (6,415)             10,359
                                                   -------------      --------------

Cash Flows from Financing Activities

  Proceeds from debt financing                             6,500              50,000
  Net Proceeds from Issuance of Common Stock                  -                   -
  Principal payments on debt financing                        -                   -
  Principal Payments on Capital Lease Obligations         (1,327)             (1,666)
  Proceeds from stock subscriptions                      436,072                  -
                                                   -------------      --------------

     Net Cash Provided (Used) by
     Financing Activities                                441,245              48,334
                                                   -------------      --------------

Net Increase (Decrease) in Cash and
Cash Equivalents (Forwarded)                            (278,480)           (519,839)
                                                   -------------      --------------

  The accompanying notes are an integral part of these financial statements
                                     -6-

                      D H Marketing & Consulting, Inc.
                    Consolidated Statements of Cash Flows
                                 (Continued)

                                                   For the six         For the six
                                                   months ended        months ended
                                                     June 30              June 30
                                                      1999                 1998
                                                   -------------      --------------

Net Increase (Decrease) in Cash and
Cash Equivalents (Forwarded)                            (278,480)           (519,839)
                                                   -------------      --------------

Cash and Cash Equivalents
  Beginning                                              308,838             706,609
                                                   -------------      --------------

  Ending                                           $      30,358      $      186,770
                                                   =============      ==============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                       $         387      $        2,689
                                                   =============      ==============
  Cash payments for income taxes                   $          -       $        7,525
                                                   =============      ==============

Supplemental Schedule of Noncash Investing and Financing Activities

 Purchase of Inventory through Issuance
 of Company Stock                                  $          -       $           -
                                                   =============      ==============

 Satisfaction of Receivables through
 return of Treasury Stock                          $          -       $      316,406
                                                   =============      ==============

  The accompanying notes are an integral part of these financial statements
                                     -7-

                      D H Marketing & Consulting, Inc.
                     December 31, 1998 and June 30, 1999


NOTES TO FINANCIAL STATEMENTS

     D H Marketing & Consulting, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1998.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "expects" and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the new marketing plan's impact on sales for the upcoming third and fourth quarters and beyond, the impact that management's familiarity with the marketing plan will have on sales figures in the future, future plans regarding the purchase or sale of significant equipment, future plans regarding the increase or decrease in the number of employees, and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business June 30, 1999, ending the second quarter of 1999, shares were traded at the closing price of 7/16.

The Company, in the past, was segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. The Company has since, in the first quarter of 1998, divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles and healthcare & dietary supplements, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

In the early part of the second quarter of 1997, the Company reopened its regional office in Vancouver, British Columbia. The Company closed its West Coast Relations Office in Las Vegas, Nevada in December, 1997 and relocated the headquarters from Milford, Pennsylvania to Hawley, Pennsylvania on February 1, 1998.

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

The Company has developed a marketing plan through Universal
Network of America, Inc. which it believes will have a significant impact on the sales figures for the third and fourth quarters of 1999 and beyond. The changeover of this plan during the second quarter of 1999 caused a small reduction in sales figures from the anticipated numbers but is expected to regain momentum as Company representatives become more familiar with the marketing plan. The Company is in the very early stages of research and development on a series of products that will complement the Unitropin Formula Plus. There are no present plans to purchase any significant equipment or sell any equipment. Further, there are no present plans to significantly increase the number of employees of the Company.

Selected Financial Data

                for 3 mos  for 3 mos   for 6 mos   for 6 mos
                  ended      ended       ended       ended
                 6/30/99    6/30/98     6/30/99     6/30/98

Sales           $ 316,887   $384,282    $660,210   $1,334,621

Cost of
Goods Sold        195,593    364,866     445,402    1,018,367

Net Income      $(238,485)  (567,270)   (504,022)    (553,255)

Net Income/
Share           $    (.03)     (.094)       (.06)       (.092)

Weighted Average
# Common Share  8,419,964  6,005,464   8,419,964    6,005,464


Liquidity

The Company posted a net loss of $238,485 for the second quarter of 1999. This represents a 57% reduction as compared to the loss during the same period in 1998. The Company has reduced operating expenses by 38% as compared to the second quarter of 1998.

The company has recorded Total Current Assets of $5,541,630 as of June 30, 1999, of which $30,358 was held in cash or cash equivalents, $82,687 was held in accounts receivable and the balance of $5,428,585 was held in inventory. Total Current Assets reflect little change as compared to the second quarter of 1998, where the Total Current Assets were $5,654,605.

Capital Resources

As of June 30, 1999, the Total Stockholder Equity was $5,602,074 as compared with $5,400,313 on June 30, 1998.

Cash Expenditures

Total general and administrative expenses decreased from $585,870 on June 30, 1998 to $361,059 on June 30, 1999. The company has been making a determined effort to reduce expenditures in order to have cash flow availability for its research and development. This is the second quarter in a row that the Company has reduced expenses by 30% or more as compared to the same period in 1998.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of two Capital Leases for Office Equipment that totaled approximately $6,805 in current and long-term debt. In January 1999, the Company purchased the property location in Sarasota, Florida. This property was being leased by Universal Network of America, Inc. The current 30 year mortgage is valued at $201,807.

Revenue

Total revenue, less sales discounts, decreased from June 30, 1998 to June 30, 1999 from $384,282 to $316,887. Management of the Company points to the continued refocusing of sales into the skincare and dietary supplement markets as the reason for the reduction in sales. As mentioned earlier, an adjustment in the sales marketing plan also attributed to the continued reduction in sales. Management anticipates that with the stability of the new plan and the future potential of the compatible products, there will be significant increases in the sales volume during the third and fourth quarters of 1999.

Universal Network, Inc. introduced two new product lines in the past year. The first was a consumable line of health and beauty products for both men and women. The "Universal Collection" contains 24k gold flakes within aloe vera-based products. The second product line was introduced late in the fourth quarter of 1998. It is an all natural dietary supplement called hGH Unitropin Formula Plus. The
Company is presently involved with research and development on additional products in this second product line.

Year 2000

     The Company has reviewed its ability to convert when the year 2000 arrives. The Company has recently upgraded its server as well as upgraded some of the hardware. Further, the Company is in the process of obtaining a brand-new software package that will be year 2000 compliant. The Company purchased this package several months ago and the installation has been included in the purchase price. Once this package is installed, the entire network of operations should be year 2000 compliant. Management of the Company does not anticipate that any additional expenses will be incurred once the year 2000 is here, as the Company should be prepared for the transition.


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


Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 1999, the Company held its annual meeting of the shareholders. There were 8,419,964 shares issued and outstanding and eligible to vote. Following are the results of the votes for the re-election to another term of the following directors:

                         For          Against       Abstain
                       -----------  ------------  -----------

   Ronald Meredith     4,384,789       6,729        66,513
   Michael Daily       4,384,139       7,379        66,513
   Steve Krakonchuk    4,380,789      10,729        66,513
   William Bartley     4,384,789       6,729        66,513


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference in this report.

Exhibit No.      Description and Method of Filing
-----------      ----------------------------------------------
23               Consent of Accountant
27               Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

During the quarter ended June 30, 1999, the Company filed a Form
8-K on June 24, 1999 reporting an event on June 22, 1999 under
Item 5.

Items 2, 3 and 5 are not applicable and have been omitted.

                              SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


August 10, 1999             By: /s/ ROBERT N. ORSWELL
Date                        Robert N. Orswell
                            Chief Financial Officer
                            and duly authorized officer