Form 10QSB/A
period 1999-06-30
D H MARKETING & CONSULTING INC
filed 1999-08-16
CIK 933954

U. S. Securities and Exchange Commission

                         Washington, D.C., 20549
                           Amended Form 10-QSB

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "expects" and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the new marketing plan's impact on sales for the upcoming third and fourth quarters and beyond, the impact that management's familiarity with the marketing plan will have on sales figures in the future, future plans regarding the purchase or sale of significant equipment, future plans regarding the increase or decrease in the number of employees, management's expectations regarding LongerLiving.com and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

In April of 1999, the Company formulated a strategy for its LongerLiving.com Internet health portal. The site was launched to the public in mid-June of 1999.

LongerLiving.com provides high-quality, accurate, health-related content that is targeted toward the average consumer, with initial emphasis on the issues of individuals in the "baby boomer" demographic group. By providing reliable, sought-after information, LongerLiving.com expects to create a significant community of loyal members. Revenues are expected to be generated through sales of advertising space, out-licensing of the site's original content, partnership arrangements, and sales of goods through the site's e-commerce section.

LongerLiving.com has retained key personnel to continue and expand development of the site and continues to build its database of qualified contributors as well as its medical advisory board.

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


Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 1999, the Company held its annual meeting of the shareholders. There were 8,419,964 shares issued and outstanding and eligible to vote. Following are the results of the votes for the re-election to another term of the following directors:

                         For          Against       Abstain
                       -----------  ------------  -----------

   Ronald Meredith     4,384,789       6,729        66,513
   Michael Daily       4,384,139       7,379        66,513
   Steve Krakonchuk    4,380,789      10,729        66,513
   William Bartley     4,384,789       6,729        66,513


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference in this report.

Exhibit No.      Description and Method of Filing
-----------      ----------------------------------------------
27               Financial Data Schedule (restated 6/30/99)
27               Financial Data Schedule (restated 6/30/98)

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



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


August 16, 1999             By: /s/ ROBERT N. ORSWELL
Date                        Robert N. Orswell
                            Chief Financial Officer
                            and duly authorized officer