Form 10QSB
period 1999-09-30
D H MARKETING & CONSULTING INC
filed 1999-11-15
CIK 933954

U. S. Securities and Exchange Commission

                            Washington, D.C., 20549
                                 Form 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-KSB for the period ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending
December 31, 1999.

                 D H Marketing & Consulting, Inc.

                         And Subsidiaries

               Consolidated Financial Statements

                       September 30, 1999

                      INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of D H Marketing and Consulting, Inc.
Hawley, Pennsylvania


The accompanying balance sheets as of September 30, 1999 and the related statements of operations and cash flows for the nine months ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 12, 1999.



November 1, 1999

                D H Marketing & Consulting, Inc.
                  Consolidated Balance Sheets

                              ASSETS

                                            September 30         December 31
                                                1999               1998
                                          --------------        ------------
CURRENT ASSETS                               (unaudited)


Cash and Cash Equivalents                 $       28,617        $    308,838
Accounts receivable, Net of Allowance
1998 $0; 1999 $0                                 303,046               1,301
Other Receivables                                  4,534               4,634
Inventory                                      5,196,237           5,261,290
                                          --------------        ------------
Total Current Assets                           5,532,434           5,576,063
                                          --------------        ------------

INVESTMENTS
Investments - Other                               46,903              46,948
                                          --------------        ------------

Total Investments                                 46,903              46,948
                                          --------------        ------------

PROPERTY & EQUIPMENT
Office Furniture and Fixtures                     20,185              20,184
Equipment                                        188,976             182,561
Leasehold Improvements                            17,668              17,668
Building                                         200,000             200,000
Land                                             197,996             197,996
Accumulated Depreciation                        (171,669)           (129,631)
                                          --------------        ------------

Net Property & Equipment                         453,156             458,778
                                          --------------        ------------

OTHER ASSETS
Organization Costs                                71,429              71,429
Client Lists                                      10,000              10,000
                                          --------------       -------------
                                                  81,429              81,429
Less Accumulated Amortization                    (81,429)            (79,096)
                                          --------------        ------------
                                                     -                 2,333
Deferred Tax Assets                                  -                    -
Deposits and Other Assets                          6,450               6,450
Goodwill                                             -                    -
                                          --------------        ------------


Net Other Assets                                   6,450               8,783
                                          --------------       -------------

TOTAL ASSETS                              $    6,038,943        $  6,120,572
                                          ==============       =============


The accompanying notes are an integral part of these financial statements.
                                -3-

                D H Marketing & Consulting, Inc.
             Consolidated Balance Sheets continued


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30      December 31
CURRENT LIABILITIES                            1999               1998
                                            -------------     -----------
                                            (unaudited)

Accounts payable                            $     78,005      $    90,682
Sales Tax Payable                                    -            114,268
Accrued Wages                                        -             11,549
Accrued and Withheld Payroll Taxes                 7,924            2,777
Deferred tax liability                             5,974            5,974
Current Obligations Under Capital Lease            2,700            3,326
Current portion of Notes Payable                  29,900           14,689
                                            ------------      -----------

Total Current Liabilities                        124,503          243,265
                                            ------------      -----------

LONG-TERM DEBT

Mortgage payable                                 216,496          201,807
Obligation Under Capital Lease                     3,191            5,476
                                            ------------      -----------

Total Long-Term Debt                             219,687          207,283
                                            ------------      -----------

Total Liabilities                                344,190          450,548
                                            ------------      -----------

STOCKHOLDERS' EQUITY

Common stock, $.0003 Par Value, Authorized 75,000,000
 Shares; issued and outstanding 8,419,964 and
 8,419,964 shares, respectively                    2,526            2,526
Additional Paid-In Capital                     9,995,794        9,995,794
Treasury Stock                                  (814,766)        (814,766)
Stock subscription receivable                   (263,928)        (700,000)
Retained earnings                             (3,224,873)      (2,813,530)
                                            ------------      -----------

Total Stockholders' Equity                     5,694,753        5,670,024
                                            ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  6,038,943      $ 6,120,572
                                            ============      ===========


The accompanying notes are an integral part of these financial statements.
                              -4-

                   D H Marketing & Consulting, Inc.
                Consolidated Statements of Operations


                            For the three  For the three  For the nine  For the nine
                            months ended   months ended   months ended  months ended
                            September 30   September 30   September 30  September 30
                                1999           1998           1999          1998
                            ------------   ------------   ------------  -----------

SALES                       $    320,723   $    104,547   $    961,897  $ 1,439,168


COST OF GOODS SOLD                89,683        104,571        535,085    1,122,938
                            ------------   ------------   ------------  -----------

GROSS PROFIT                     231,040            (24)       426,812      316,230
                            ------------   ------------   ------------  -----------

OPERATING EXPENSES
 General And Administrative
   Expenses                      137,637      2,416,465        843,109    3,413,018
                            ------------   ------------   ------------  -----------

TOTAL OPERATING EXPENSES         137,637      2,416,465        843,109    3,413,018
                            ------------   ------------   ------------  -----------

OPERATING INCOME (LOSS)           93,403     (2,416,489)      (416,297)  (3,096,788)
                            ------------   ------------   ------------  -----------

OTHER INCOME AND (EXPENSES)
 Interest Expense                   (395)           -             (782)         -
 Other Income                        352            661          5,417       20,040
 Gain on Sale of Investments          -              -             320      108,625
                            ------------   ------------    -----------  -----------

  Total Other Income and
    (Expenses)                       (43)           661          4,955      128,665
                            ------------   ------------   ------------  -----------

INCOME BEFORE INCOME TAXES         93,360    (2,415,828)      (411,342)  (2,968,123)
                            ------------   ------------   ------------  -----------

PROVISION FOR INCOME TAXES
    Federal                           -         (18,347)            -       (18,347)
    State                             -              -              -           960
                            ------------   ------------   ------------  -----------
      Total Income Taxes              -         (18,347)            -       (17,387)
                            ------------   ------------   ------------  -----------

NET INCOME (LOSS)           $     93,360   $ (2,397,481)  $   (411,342) $(2,950,736)
                            ============   ============   ============  ===========

NET INCOME (LOSS) PER SHARE $       .011   $      (.359)  $      (.049) $     (.474)
                            ============   ============   ============  ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES              8,419,964      6,671,714      8,419,964    6,227,547
                            ============   ============   ============  ===========



The accompanying notes are an integral part of these financial statements.
                                   -5-

                          D H Marketing & Consulting, Inc.
                       Consolidated Statements of Cash Flows


                                               For the nine     For the nine
                                               months ended     months ended
                                               September 30     September 30
                                                   1999             1998
                                               ------------     ------------
Cash Flows From Operating Activities

Net income (loss)                              $   (411,342)    $ (2,950,736)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Used in Operating Activities:
 Depreciation                                        42,037            3,641
 Amortization                                         4,108           12,064
 Receivables satisfied with return of
    treasury stock                                       -          (316,406)
 Gain on Sale of Investments                             -          (108,625)
 Stock issued for Bonuses and Services                   -         1,861,125
Change in Assets and Liabilities
 (Net of effects of sale of QCI)
 (Increase) Decrease in:
  Accounts Receivable                              (301,745)         (34,842)
  Other Receivables                                     100          271,138
  Inventory                                          65,053          334,844
  Prepaid Expenses                                       -             3,806
  Deposits                                               -              (520)
  Increase/(decrease) in:
  Accounts Payable                                  (12,677)         (89,818)
  Accrued Expenses                                 (123,520)          (2,038)
  Accrued Income Taxes                                   -             5,740
                                               ------------     ------------

Net Cash Provided (Used) by Operating
    Activities                                     (737,986)      (1,010,627)
                                               ------------     ------------

Cash Flows from Investing Activities
 Purchase of short-term Investments                      -               -
 Purchase of Property and Equipment                  (6,415)          (6,283)
 Cash from sale of investments                           -           185,000
 Cash acquired/(spun out) in subsidiaries                -          (174,641)
                                               ------------     ------------
 Net Cash Provided (Used) by Investing
       Activities                                    (6,415)           4,076
                                               ------------     ------------

Cash Flows from Financing Activities

 Proceeds from debt financing                        29,900           50,000
 Net Proceeds from Issuance of Common Stock              -           492,500
 Net Proceeds from Issuance of Preferred Stock           -           517,750
 Principal payments on debt financing                    -           (50,000)
 Principal Payments on Capital Lease Obligations     (1,592)          (2,651)
 Proceeds from stock subscriptions                  436,072               -
                                               ------------     ------------
 Net Cash Provided (Used) by Financing
        Activities                                  464,180        1,007,599
                                               ------------     ------------

Net Increase (Decrease) in Cash and Cash
 Equivalents (Forwarded)                           (280,221)           1,048
                                               ------------     ------------

The accompanying notes are an integral part of these financial statements.
                                  -6-

                    D H Marketing & Consulting, Inc.
                 Consolidated Statements of Cash Flows
                             (Continued)

                                               For the nine     For the nine
                                               months ended     months ended
                                               September 30     September 30
                                                   1999             1998
                                               ------------     ------------

Net Increase (Decrease) in Cash and
  Cash Equivalents (Forwarded)                     (280,221)           1,048
                                               ------------     ------------

Cash and Cash Equivalents
 Beginning                                          308,838          706,609
                                               ------------     ------------

 Ending                                        $     28,617     $    707,657
                                               ============     ============

Supplemental Disclosures of Cash Flow
 Information:
 Cash payments for interest                    $        782     $      2,919
                                               ============     ============
 Cash payments for income taxes                $         -      $      7,525
                                               ============     ============

Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of Inventory through Issuance of
  Company Stock                                $          -     $         -
                                               ============     ============

Satisfaction of Receivables through return of
Treasury Stock                                 $          -     $    316,406
                                               ============     ============


The accompanying notes are an integral part of these financial statements.
                                     -7-

                        D H MARKETING & Consulting, Inc.
                              September 30, 1999


NOTES TO FINANCIAL STATEMENTS

     D H Marketing & Consulting, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1998.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "expects" and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the new marketing plan's impact on sales for the upcoming fourth quarter and beyond, the impact that management's familiarity with the marketing plan will have on sales figures in the future, future plans regarding the purchase or sale of significant equipment, future plans regarding the increase or decrease in the number of employees, and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

On February 25, 1997, the Company undertook a three for one forward split of its common stock and, as a result of the stock split, is now traded under the symbol "DHMG." At the close of business September 30, 1999, ending the third quarter of 1999, shares were traded at the closing price of $3/8.

The Company, in the past, was segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, the Burn Cleansing Solution Division and the Acquisitions & Consulting Division. The Company has, since the first quarter of 1998, divested itself of all business activities that do not relate to the Company's primary business, the sale of tangible asset collectibles, especially as to how that business focus relates to the Company's wholly owned subsidiary Universal Network of America, Inc. and that company's operating subsidiary Universal Network, Inc.

In the early part of the second quarter of 1997, the Company reopened its regional office in Vancouver, British Columbia. The Company closed its West Coast Relations Office in Las Vegas, Nevada in December, 1997 and relocated the headquarters from Milford, Pennsylvania to Hawley, Pennsylvania on February 1, 1998.

The Company was, until February 5, 1998, a 97% equity owner of Qualtronics Corporation, Inc., a contract manufacturer of electronic and electromechanical assemblies based in Allentown, Pennsylvania.

The Company is a 100% equity owner of Universal Network of America, Inc. ("UNAI"), a direct sales organization distributing various tangible asset collectibles through Independent Distributors. UNAI is based in Sarasota, Florida and operates through its subsidiary Universal Network, Inc.

The Company has developed a marketing plan through Universal Network of America, Inc. which has impacted the third quarter sales figures and the company believes will have a significant impact on the sales figures for the fourth quarter of 1999 and beyond. The changeover of this plan during the second quarter of 1999 caused a small reduction in sales figures from the anticipated numbers but has regained momentum as company representatives have become more familiar with the marketing plan. The Company is continuing the early stages of research and development on a series of products that will complement the Unitropin Formula Plus. There are no present plans to purchase any significant equipment nor sell any equipment. There are no present plans to significantly increase the number of employees of the Company.

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


Selected Financial Data

                 for 3 mos  for 3 mos   for 9 mos   for 9 mos
                  ending     ending      ending      ending
                  9/30/99    9/30/98     9/30/99     9/30/98

Sales           $ 320,723   $104,547    $961,897   $1,439,168

Cost of
Goods Sold         89,683    104,571     535,085    1,122,938

Net Income      $  93,360 (2,397,481)   (411,342)  (2,950,736)

Net Income/
Share           $    .011      (.359)      (.049)       (.474)

Weighted Average
# Common Share  8,419,964  6,671,714   8,419,964    6,227,547


Liquidity

The Company posted a net gain of $93,360 for the third quarter of 1999. This first quarter showing a net gain over the past 6 quarters. The Company has reduced operating expenses by 94% as compared to the third quarter of 1998.

The company has recorded Total Current Assets of $5,532,434 as of September 30, 1999, of which $28,617 was held in cash or cash equivalents, $307,580 was held in accounts receivable and the balance of $5,196,237 was held in inventory. Total Current Assets reflect a 6% reduction as compared to the third quarter of 1998, where the Total Current Assets were $6,057,127.

Capital Resources

As of September 30, 1999, the Total Stockholder Equity was $5,694,753 as compared with $5,874,208 on September 30, 1998.This represents a 3% reduction in equity as compared with the third quarter of 1998.

Cash Expenditures

Total general and administrative expenses decreased from $2,416,465 on September 30, 1998 to $137,637 on September 30, 1999. The company has been making a determined effort to reduce expenditures in order to have cash flow availability for its research and development. This is the third quarter in a row that the Company has reduced expenses by 30% or more as compared to the same period in 1998.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of two(2) Capital Leases for Office Equipment that totaled approximately $5,891 in current and long-term debt. In January 1999, the Company purchased the property location in Sarasota, Florida. This property was being leased by Universal Network of America, Inc. The current 30 year mortgage is valued at $201,807.

Revenue

Total revenue, less sales discounts, increased from September 30, 1998 to September 30, 1999 from $104,547 to $320,723. Management of the Company points to the continued refocusing of sales into the skincare and dietary supplement markets as the reason for the increase in sales. Management anticipates that with the stability of the new plan and the future potential of the compatible products, the major sales increase in the third quarter is a small reflection of the anticipated increases in the sales during the fourth quarter and beyond.

Universal Network, Inc. introduced two new product lines in the past year. The first was a consumable line of health and beauty products for both men and women. The "Universal Collection" contains 24k gold flakes within aloe vera based products. The second product line was introduced late in the fourth quarter of 1998. It is an all natural dietary supplement called hGH Unitropin Formula Plus. The company is presently involved with research and development on additional products in this second product line.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference in this report.

Exhibit No.      Description and Method of Filing
-----------      ----------------------------------------------
23               Consent of Accountant
27               Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

During the quarter ended September 30, 1999, the Company filed a Form
8-K on September 17, 1999 reporting events on August 25, 1999 and September 15, 1999 under Item 5.

Items 2, 3 4 and 5 are not applicable and have been omitted.


                              SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            D.H. Marketing & Consulting, Inc.
                            A Nevada Corporation


November 15, 1999           By: /s/ MICHAEL J. DAILY
Date                        Michael J. Daily
                            President