Form 10KSB
period 1999-12-31
VERSATECH INC
filed 2000-04-11
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                         VERSATECH, INC.
           (formerly D.H. Marketing & Consulting, Inc.)
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

     The issuer's revenues for its most recent fiscal year, ending December 31, 1999, were $795,848 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/99, was $2,125,074.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 31, 2000 the issuer has 11,805,964 outstanding shares of its $.0003 par value Common Stock.

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

                             PART I

ITEM 1 - BUSINESS

     VersaTech, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994, under the name D.H. Marketing & Consulting, Inc., for the purpose of acquiring D. H. Marketing & Consulting, Inc., a New York corporation (D. H. Marketing-New York). On March 22, 2000, the Company changed its name to VersaTech, Inc. D. H. Marketing-New York was organized on January 6, 1994 and has been actively engaged in business operations since that time. On September 29, 1994, the Company entered into a merger agreement with D.H. Marketing-New York in a transaction in which the Company was the surviving entity. The Company was segmented into four distinct operations, consisting of the burn-cleansing solution division, network marketing division, collectible & fine art division and the acquisitions & consulting division. During fiscal 1998, the company completed the divestiture of its Acquisitions and Consulting Division, divested itself of the Burn-Cleansing Division except for a remaining royalty agreement as part of the final divestiture. The Network Marketing Division was developed by the wholly owned subsidiary Universal Network and its parent company, Universal Network of America, Inc. ("Universal") The Network Marketing Division is the main focus of this subsidiary. In April 1999, LongerLiving.com was introduced as a domain for the Company. With the establishing of a presence on the world wide web, the Company focus will be divided between the Collectibles Division and the newly formed, wholly-owned subsidiary LongerLiving.com, Inc.

Network Marketing Division

     The network marketing system was developed and is governed by Universal Network, Inc., a wholly-owned subsidiary of Universal Network of America, Inc., which is a wholly-owned subsidiary of the Company ("Universal").

     During the calendar year ending December 31, 1997, the business relationship between Universal and the Company matured significantly. Universal acquired a substantial portion of its inventory from the Company, totaling $4,986,554, thereby becoming the Company's largest customer of its Collectibles and Fine Art Division, concurrent with the Company's continued performance as Universal's largest distributor within the Network Marketing system. The Company, through satisfaction of open receivables from Universal, with that Company's treasury stock, became a shareholder of Universal.

     On December 31, 1997, the Company acquired the balance of all the issued and outstanding capital stock of Universal Network of America, Inc., through a stock exchange agreement. Universal Network of America, Inc. now operates as, and functionally is, a wholly-owned subsidiary of the Company.

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

     Total revenue for this division totaled just over $2,035,611 in 1997, having been discounted to eliminate sales of inventory to Universal Network, Inc., now a wholly-owned subsidiary of the Company. Total revenue for 1998 totaled $612,675 and in 1999 it was further reduced to $32,646. The decrease in revenues of the collectibles division was due to a shift in focus from this division into the healthcare products of Universal and the further introduction and expansion of presence on the Internet.

LongerLiving.com Division

     The intent of LongerLiving.com is to become the leading provider of quality content covering anti-aging advances and health on the Internet. The site will bring together the most prolific writers around the world and will serve as a database of great articles and breaking news in the health industry. With the redesigning of the website in September 1999, came expanding opportunities to provide a wider range of health news and features. This eventually led to the incorporation of LongerLiving.com, Inc. on December 28, 1999. It is anticipated that LongerLiving.com will generate significant revenues through sponsorships, banner advertising and co-branding.


ITEM 2 - DESCRIPTION OF PROPERTY

     From February 1, 1996 to January 31, 1998, the Company leased approximately 2,600 square feet in Milford, Pennsylvania. The Company is currently leasing approximately 1,200 square feet in Hawley, Pennsylvania at an annual cost of $3,900. The current lease expires January 31, 2001.

     The Company has re-opened an office of approximately 1,000 square feet in Vancouver, British Columbia for its Canadian facility at an annual cost of $4,500.

     The Company's subsidiary, Universal, occupies both an office space in Sarasota, Florida totaling approximately 4,000 square feet at an annual cost of $36,000. As of fiscal year end 1998, financing had been procured for the purchase of this office location. The actual closing on the property transpired in January of 1999. The commitment on the warehouse space expired in May of 1999 and the lease was not renewed.

ITEM 3 - LEGAL PROCEEDINGS

     The United States Securities and Exchange Commission is conducting a formal investigation of the Company, with which the Company's management is in full cooperation. The outcome of such investigation is not known at this time. The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to the Security Holders for their approval.

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board, under the symbol "DHMK," since January 4, 1996. As a result of a three for one forward stock split effective February 25, 1997, the symbol was changed to "DHMG." On March 27, 2000, as a result of the Company's name change to VersaTech, Inc., the symbol became "VITC."

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 1997, 1998 and 1999 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

     During the first quarter of 1997, the Company effected a 3-1 forward stock split which was effective on February 25, 1997.

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
__________________________________________________________
March 31, 1997                 $ 13.313    $ 11.25
June 30, 1997                  $ 15.75     $ 9.25
September 30, 1997             $ 13.625    $ 9.063
December 31, 1997              $  7.437    $ 3.875
March 31, 1998                 $  4.438    $ 4.188
June 30, 1998                  $  2.563    $ 2.563
September 30, 1998             $  2.1562   $ 2.00
December 31, 1998              $  1.688    $ 1.375
March 31, 1999                 $  1.15     $ 1.09
June 30, 1999                  $   .5625   $  .53
September 30, 1999             $   .2810   $  .218
December 31, 1999              $   .18     $  .156


(b) Stockholders - To date, the Company has approximately 850 confirmed holders of record of the Company's Common Stock, although the Company believes it has a total of approximately 925 shareholders.

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

     The Company had segmented into four distinct operations, consisting of the Network Marketing Division, the Collectible Division, Acquisitions and Consulting Division and the Burn Cleansing Solution Division. As of December 31, 1997, the Company had re-opened its Vancouver, British Columbia office and closed its Las Vegas, Nevada office. On February 1, 1998, the Company relocated its headquarters from Milford, Pennsylvania to Hawley, Pennsylvania. During the fiscal year 1998, the company completed the divestiture of all operations except the network marketing division and the collectibles division. The Company still maintains a royalty agreement on the Burn-Cleansing division as part of the divestiture of that division. The Company has turned its attention, its focus, and its resources to the growth and expansion of its wholly owned subsidiary, Universal Network, Inc., and to its Internet presence via LongerLiving.com and the newly incorporated wholly-owned subsidiary LongerLiving.com, Inc.

Selected Financial Data

     Sales                     1999           1998           1997
     ______________________________________________________________________
     Network Marketing        $   763,202   $ 1,224,140    $   483,000
     Collectibles                  32,646       612,675      2,053,611
     Burn Cleansing Solution            0        19,422         38,547
     Acquisitions & Consulting          0             0        448,200
     Mechanical Assemblies              0             0      2,503,684
     Total Operating Revenue
        (Less Discounts)      $   795,848   $ 1,964,862    $ 5,509,042
     Net Gain (Loss)
        (Pre-Tax)             $(4,754,344)  $(3,344,928)   $   384,579

     Net Gain (Loss) Per Share       (.83)         (.51)          (.10)

Liquidity

     As a result of the Initial Public Offering and most attributable to the subsequent earnings of the Company throughout 1996 and continued earnings in 1997, the Company's operating needs more than adequately met with the current level of sales. Total Current Assets as of December 31, 1997 totaled $6,976,966 and as of December 31 1998, the Total Current Assets totaled $5,557,936 and the Total Current Assets as of December 31, 1999 totaled $193,020.

Capital Resources

     On December 31, 1997, the Company had $6,976,966 in total current assets, of which $706,609 was held in cash and cash equivalents and $5,559,132 was held in inventory at the lower of cost or market value.

    On December 31, 1998, the Company had $5,557,936 in total current assets, of which $308,838 was held in cash and cash equivalents and $5,163,969 was held in inventory at the lower of cost or market value.

    On December 31, 1999, the Company had $193,020 in total current assets of which $53,724 was held in cash or cash equivalents and $139,296 was held in inventory at the lower of cost or market value. The major reduction in total current assets in 1999 was due to the large inventory devaluation of $3,481,800 and the reclassification of the arts and collectibles inventory to long term assets. These adjustments were due to the change in focus of the new management team from collectibles to health care and internet related issues.

Cash Expenditures

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

     Consolidated expenses as of 12/31/98 were $5,303,423. Increases were due in part to the completion of the divestiture of other divisions and the efforts in the network marketing and collectibles divisions to develop a marketing system that would encompass traditional marketing methods with network marketing operations and the associated systems development that was required.

     Consolidated operating expenses as of December 31, 1999 totaled $1,286,967. This figure represents a 76% reduction in operating expenses as compared with 1998. It also coincides with the new management team's refocus on reducing operating expenses while focusing on the Internet and health related products. Total consolidated expenses increased overall by 9% when compared with 1998. As discussed before, the one time inventory adjustment expense incurred during 1999 tends to skew the operational performance. Management has made the continued reduction of operating expenses a focal point for the year 2000 and beyond.

Long Term Debt

     The Company has satisfactorily retired all Long Term Debt. The Company's subsidiary, Qualtronics Corporation, Inc., held long-term debt of $42,149 at December 31, 1997. The Company has since divested itself of its interest in Qualtronics Corporation, Inc. on February 5, 1998. The Company's wholly-owned subsidiary, Universal Network, Inc. received financing for its office location in Sarasota, Florida. The amount due on this mortgage as of December 31, 1999 was $293,332. The subsidiary has also incurred a notes payable from related parties as of December 31, 1999 of $81,030.

Revenue

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

     Items that can be purchased include jewelry, authentic leafs from the First Edition of Noah Webster's American Dictionary of the English Language, authentic leafs from original issue King James Bible and collectible numismatic Morgan Silver dollars. Representatives then earn commissions corresponding to the sale volume generated at their portion of the network. During fiscal year 1998, the network marketing division expanded their product lines into the consumables market. In the first half of the year, the division launched an aloe vera based skin care product line. In November, the Universal launched UNItropin, an hGH formula plus dietary supplement.

     Consolidated Total Revenue as of 12/31/98 decreased by 61% to $1,964,862. Contributing factors for this decrease included the completion of the divestiture of 2 divisions and the refocusing of the entire organization towards the network marketing division. In this division, the Company's wholly owned subsidiary, Universal Network Inc. recently launched "Unitropin"; an hGH formula plus dietary supplement which it believes along with its aloe vera based skin care line that was launched mid way through 1998, is the beginning of the new consumables direction that the Company is presently embarked upon.

     Consolidated Total Revenue decreased by 54% as of December 31, 1999. Contributing factors of this continued downward trend in sales include the continued re-focus of the new management team towards the healthcare product consumable sector and, in particular, the increasing presence of the product line and related health products and issues on the Internet.

Forward Looking Statements

     In an effort to re-focus the Company's direction, there was some discussion by the new management team at the 1999 annual stockholders meeting in June to change the Company name. It was believed that a new name with a new direction together with the new management team in place and a presence on the Internet would boost sales and stockholder confidence. Since that meeting, there has been a subsequent meeting in March 2000 to change the Company name from D.H. Marketing & Consulting, Inc. to VersaTech, Inc.

     The Company's wholly-owned subsidiary, Universal Network, Inc., in conjunction with the Company, has been communicating with Commission Junction in discussion about launching an affiliate revenue program. Commission Junction is a web-based e-commerce network that manages the relationship between merchant's products services to on-line clientele.

     The new management team is also searching for alternative methods of raising capital to meet it short term needs as well as expanding its presence on the Internet. A private placement offering is one method being considered to raise the necessary funds.

                    PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

                D H Marketing & Consulting, Inc.
                        And Subsidiaries

               Consolidated Financial Statements

                   December 31, 1999 and 1998

                            C O N T E N T S


Accountants' Report ..................................... 3

Consolidated Balance Sheets ............................. 4

Consolidated Statements of Operations ................... 6

Consolidated Statements of Stockholders' Equity.......... 7

Consolidated Statements of Cash Flows ................... 9

Notes to the Consolidated Financial Statements .......... 11

                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of D H Marketing & Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of D H Marketing & Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D H Marketing & Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CROUCH BIERWOLF & CHISHOLM
Salt Lake City, Utah
February 11, 2000

                 D H Marketing & Consulting, Inc.
                   Consolidated Balance Sheets


                           ASSETS
                           ------

                                December 31        December 31
                                   1999                1998
                                -------------      ------------

CURRENT ASSETS

   Cash and Cash Equivalents    $      24,609      $    308,838
   Accounts receivable,
     Net of Allowance
     1999 $54,749; 1998 $0             25,229             1,301
   Other Receivables                    3,886             4,634
   Tax Refunds                             -                 -
   Inventory                          139,296         5,261,290
                                -------------      ------------

     Total Current Assets             193,020         5,576,063
                                -------------      ------------

INVESTMENTS
   Investments - Other                 46,903            46,948
                                -------------      ------------

      Total Investments                46,903            46,948
                                -------------      ------------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures       20,184            20,184
   Equipment                          188,976           182,561
   Leasehold Improvements              17,668            17,668
   Building                           200,000           200,000
   Land                               197,996           197,996
   Accumulated Depreciation          (175,628)         (129,631)
                                -------------      ------------

     Net Property & Equipment         449,196           488,778
                                -------------      ------------

OTHER ASSETS
    Organization Costs                     -             71,429
    Client Lists                           -             10,000
                                -------------      ------------
                                           -             81,429
    Less Accumulated Amortization          -            (79,096)
                                -------------      ------------
                                           -              2,333
    Software Development Costs         22,500                -
    Deposits and Other Assets           6,450             6,450
    Arts & Collectibles             1,422,396                -
                                -------------      ------------

      Net Other Assets              1,451,346             8,783
                                -------------      ------------
                                -------------      ------------
     TOTAL ASSETS               $   2,140,465      $  6,120,572
                                =============      ============

The accompanying notes are an integral part of these financial statements.

                   D H Marketing & Consulting, Inc.
                Consolidated Balance Sheets continued


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                December 31        December 31
CURRENT LIABILITIES                1999                1998
                                -------------      ------------

   Accounts payable             $      89,384      $     90,682
   Sales Tax Payable                    1,211           114,268
   Accrued Wages                        2,925            11,549
   Accrued and Withheld
     Payroll Taxes                         -              2,777
   Accrued expenses                       235                -
   Deferred tax liability               1,587             5,974
   Current Obligations Under
     Capital Lease                      3,880             3,326
  Current portion of Notes
     Payable & Mortgage Payable        93,674            14,689
                                -------------      ------------

      Total Current Liabilities       192,896           243,265
                                -------------      ------------

LONG-TERM DEBT

   Mortgage payable                   293,332           216,496
   Notes payable - related party       81,030                -
   Obligation Under Capital Lease       5,914             8,802
      Less: Current Portion           (97,554)          (18,015)
                                -------------      ------------

     Total Long-Term Debt             282,722           207,283
                                -------------      ------------

         Total Liabilities            475,618           450,548
                                -------------      ------------

STOCKHOLDERS' EQUITY

   Common stock, $.0003 Par Value,
     Authorized 75,000,000 Shares;
     issued and outstanding
     11,850,964 and 8,419,964
     shares, respectively               3,555             2,526
   Additional Paid-In Capital      10,255,182         9,995,764
   Treasury Stock                    (786,016)         (814,766)
   Stock Subscription receivable     (240,000)         (700,000)
   Retained earnings               (7,567,874)       (2,813,530)
                                -------------      ------------

     Total Stockholders' Equity     1,664,847         5,670,024
                                -------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $   2,140,465      $  6,120,572
                                =============      ============

The accompanying notes are an integral part of these financial statements.

                D H Marketing & Consulting, Inc.
             Consolidated Statements of Operations
                       For the Years ended

                                December 31        December 31
                                   1999                1998
                                -------------      ------------

SALES                           $     795,848      $  1,734,300

COST OF GOODS SOLD                    559,159           858,777
                                -------------      ------------

GROSS PROFIT                          236,689           875,523
                                -------------      ------------

OPERATING EXPENSES
   General And Administrative
     Expenses                       1,236,626         4,327,192
   Amortization                         2,333            16,086
   Depreciation                        36,500            43,405
   Research & Development              14,308                -
                                -------------      ------------

TOTAL OPERATING EXPENSES            1,289,767         4,386,683
                                -------------      ------------

OPERATING INCOME (LOSS)            (1,053,078)       (3,511,160)
                                -------------      ------------

OTHER INCOME AND (EXPENSES)
   Inventory Valuation Adjustment  (3,481,800)               -
   Other Income                         3,501            48,440
   Defective Inventory               (215,137)               -
   Gain on Sale of Investments            320           108,625
   Interest Income                      3,311             7,978
   Interest Expense                   (15,848)           (3,598)
                                -------------      ------------

     Total Other Income and
       (Expenses)                  (3,705,653)          161,445
                                -------------      ------------

INCOME/(LOSS) BEFORE INCOME
TAXES                              (4,758,731)       (3,349,715)
                                -------------      ------------

PROVISION FOR INCOME TAXES             (4,387)           (4,788)
                                -------------      ------------

NET INCOME/(LOSS)               $  (4,754,344)     $ (3,344,927)
                                =============      ============

NET INCOME/(LOSS) PER SHARE     $        (.55)     $       (.50)
                                =============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                       8,705,881         6,672,687
                                =============      ============

The accompanying notes are an integral part of these financial statements.
                                -6-

                 D H Marketing & Consulting, Inc.
                Statements of Stockholders' Equity
        From December 31, 1997 through December 31, 1999


                       Additional     Retained                                           Stock
                           Common Stock        Paid-In        Earnings    Preferred   Treasury      Minority    Subscription
                        Shares     Amount      Capital       (Deficit)    Series A      Stock       Interest    Receivable
                      ---------   --------   -----------   ------------   --------   ----------    ---------   ---------
Balance,
December 31, 1997     6,005,464   $  1,802   $ 6,773,025   $    531,397   $      -   $ (530,000)   $  13,282   $       -

January 98-Purchase
of treasury stock
in sale of QCI
subsidiary                    -          -             -              -          -     (506,250)     (13,282)          -

February 98-Loss on
sale of treasury
stock for inventory           -          -      (446,391)             -          -      537,890            -           -

February 98-Receipt
of Treasury stock
for payment of
receivables                   -          -            -               -          -     (316,406)           -           -

Short swing sales
contributed
by officer                    -          -       117,160              -          -            -            -           -

July 98-shares
issued to officers
and employees
valued at $1.50
per share               490,000        147       734,853              -          -            -            -           -

Aug 98-shares
issued for
services at $2.75       300,000         90       824,910              -          -            -            -           -

September 98-
shares issued
for cash at $1
per share               575,000        172       574,828              -          -            -            -           -

October 98-
shares issued for
services at $1.20
per share               100,000         30       119,970              -          -            -            -           -

November 98-Preferred
shares issued for
cash at
$20,000 per share
net of
offering costs                -          -             -              -    517,724            -            -           -

November 98-
conversion of
preferred stock
to common shares        949,500        285     1,297,439              -   (517,724)           -            -    (700,000)

Net loss for the
year ended
December 31, 1998             -          -             -     (3,344,927)         -            -            -           -
                      ---------   --------   -----------   ------------   --------   ----------    ---------   ---------

Balance,
December 31, 1998     8,419,964   $  2,526   $ 9,995,794   $ (2,813,530)  $      -   $ (814,766)   $       -   $(700,000)



The accompanying notes are an integral part of these financial statements.

                D H Marketing & Consulting, Inc.
               Statements of Stockholders' Equity
       From December 31, 1996 through December 31, 1999


                       Additional     Retained                                           Stock
                           Common Stock        Paid-In        Earnings    Preferred   Treasury      Minority    Subscription
                        Shares     Amount      Capital       (Deficit)    Series A      Stock       Interest    Receivable
                      ---------   --------   -----------   ------------   --------   ----------    ---------   ---------

Balance,
December 31, 1998     8,419,964   $  2,526   $ 9,995,794   $ (2,813,530)  $      -   $ (814,766)   $       -   $(700,000)

April 99 -
treasury shares
exchanged for
services                      -          -        (2,955)             -          -        3,750            -           -

June 99 - treasury
shares exchanged for
services                      -          -       (21,900)             -          -       25,000            -           -

December 99 -
common shares
issued for
services at $.09
per share             3,181,000        954       285,746              -          -            -            -           -

December 99 -
common shares
issued for
software development
costs at $.09 per
share                   250,000         75        22,425              -          -            -            -           -

Cash received on
subscription
receivable                    -          -             -              -          -            -            -     436,072

Settlement on cash
received for
subscription
receivable                    -          -       (23,928)             -          -            -            -      23,928

Net loss for the year
ended December 31, 1999       -          -             -     (4,754,344)         -            -            -           -
                      ---------   --------   -----------   ------------   --------   ----------    ---------   ---------
Balance,
December 31, 1999    11,850,964   $  3,555   $10,255,182   $ (7,567,874)  $      -   $ (786,016)   $       -   $(240,000)
                     ==========   ========   ===========   ============   ========   ==========    =========   =========





The accompanying notes are an integral part of these financial statements.

                D H Marketing & Consulting, Inc.
             Consolidated Statements of Cash Flows

                                          December 31
                                   1999                1998
                                -------------      ------------
Cash Flows From Operating
Activities

Net income (loss)               $  (4,754,344)     $ (3,344,927)

Adjustments to Reconcile Net
Income (Loss) to
  Net Cash Used in Operating
  Activities:
   Depreciation                        36,500            43,405
   Amortization                         2,333            16,086
   Provisions for Doubtful
     Accounts                          54,749           (29,859)
   Stock issued for inventory               -            91,499
   Stock issued for services          286,700         1,680,000
   Treasury shares exchanged
     for services                       3,895                 -
   Gain on Sale of Investments           (320)         (108,625)
Change in Assets and Liabilities
    (Net of effects from
    purchase/sale of subsidiaries)
  (Increase) Decrease in:
   Accounts Receivable                (78,677)            1,297
   Other Receivables                      748           135,986
   Inventory                        3,699,598           238,817
   Prepaid Expenses                         -           310,977
   Deposits                                 -              (520)
   Increase/(decrease) in:
   Accounts Payable                    (1,298)           35,007
   Accrued Expenses                  (111,615)         (299,829)
   Deferred Income Taxes               (4,388)           (4,838)
                                -------------      ------------

     Net Cash Provided (Used)
     by Operating Activities         (866,119)       (1,235,524)
                                -------------      ------------

Cash Flows from Investing
Activities
  Purchase of treasury stock                -          (316,406)
  Purchase of Property and
     Equipment                         (6,415)         (143,231)
  Cash from sale of investments             -           185,000
  Cash acquired in/(spun off)
     to subsidiaries                        -          (174,641)
                                -------------      ------------

     Net Cash Provided (Used)
     by Investing Activities           (6,415)         (449,278)

Cash Flows from Financing
Activities

  Proceeds from debt financing        164,530                 -
  Net Proceeds from Issuance
    of Common Stock                   436,072         1,289,884
  Principal payments on debt
    financing                          (9,409)                -
  Principal Payments on Capital
    Lease Obligations                  (2,888)           (2,853)
                                -------------      ------------

     Net Cash Provided (Used)
     by Financing Activities          588,305         1,287,031
                                -------------      ------------

Net Increase (Decrease) in
Cash and Cash Equivalents
(Forwarded)                          (284,229)         (397,771)
                                -------------      ------------



                            (Continued)

The accompanying notes are an integral part of these financial statements.

                D H Marketing & Consulting, Inc.
             Consolidated Statements of Cash Flows
                         (Continued)

                                          December 31
                                   1999                1998
                                -------------      ------------

Net Increase (Decrease) in
Cash and Cash Equivalents
(Forwarded)                          (284,229)         (397,771)
                                -------------      ------------

Cash and Cash Equivalents
  Beginning                           308,838           706,609
                                -------------      ------------

  Ending                        $      24,609      $    308,838
                                =============      ============

Supplemental Disclosures of
Cash Flow Information:
  Cash payments for interest    $     (15,848)     $     (3,598)
                                =============      ============
  Cash payments for income
     taxes                      $           -      $        (50)
                                =============      ============

Acquisitions of Treasury
Stock from satisfaction of
Accounts Receivable             $           -      $    316,406
                                =============      ============

Purchase of Building and
Land through Debt financing     $           -      $    216,496
                                =============      ============


The accompanying notes are an integral part of these financial statements.

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


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

Qualtronics Corporation, Inc.(QCI), a 97%-owned subsidiary during 1997, is a contract manufacturer, specializing in prototype and low volume electronic and electro-mechanical assemblies, utilizing surface mount and hybrid microcircuit technologies. Qualtronics' customers are predominately in northeastern U. S. Effective February 5, 1998, the Company sold all its interest in QCI to a shareholder of QCI. A gain of $108,625 was recognized on the sale of QCI and 60,000 shares of D H Marketing were returned to the treasury. A value of $506,250 was attributed to the treasury stock purchased, considering the market value of the Companies stock at the time.

On December 30, 1997 the Company completed a share exchange with Universal Network, Inc. (UNI), wherein the Company issued 1,900,123 shares of common stock for the remaining 76% interest in UNI, thus making UNI a wholly owned subsidiary of the Company. UNI is engaged in the sale and distribution of fine art, jewelry, bank notes and other collectables. In 1998 the Company added new consumable products such as skin care, juice and an all natural dietary supplement. UNI distributes its products to distributors of the Company using direct selling as well as traditional marketing methods (i.e.TV and radio media).

Also during 1998, the Company distributed its interest in ASI, an inactive subsidiary, to the shareholder of the Company. There was no value in the Company at the time of distribution.

b.  Principles of Consolidation

The consolidated financial statements include the accounts of DH Marketing and Consulting, its wholly-owned subsidiaries Financial Communication Services, Inc. (FCS) and Universal Network, Inc
(UNI). All significant intercompany accounts and transactions have been eliminated in the consolidation.

c.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.
Uninsured cash balances total $0 and $1,174 at December 31, 1999 and 1998, respectively.

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies (continued)

d.  Property and Equipment

Property and equipment are stated at cost. Major replacements and betterments are capitalized while maintenance and repairs are expensed as incurred.

Depreciation is provided generally on a straight-line basis over the estimated service lives of the respective classes of property.

e.  Organization Costs

Organization expenses are recorded at cost and are being amortized on a straight-line basis over five years. The expenses represent pre-incorporation cost to establish the entity and develop various sales venues. At December 31, 1999 and 1998, the net unamortized balance was $0 and $500, respectively.

f.  Client Lists

The Company acquired a client list for $10,000. These costs are being amortized on a straight-line basis over five years. At
December 31, 1999 and 1998, the net unamortized balance was $0 and $1,833, respectivley.

g.  Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments
(none of which are held for trading purposes) approximate the carrying values of such amounts.

h.  Provision for Income taxes

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

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies (continued)

h.  Provision for Income taxes (continued)

The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 1999 and 1998:

                                   December 31    December 31
                                       1999          1998
                                  -------------    -----------
     Current provision for
     income taxes:

     Federal                      $          -     $         -
     State                                   -              50
     Deferred                           (4,387)         (4,838)
                                  ------------     -----------

     Total provision for
     income taxes                 $     (4,387)    $    (4,788)
                                  ============     ===========

     Deferred tax liability
     arising from:

     Acquisition of subsidiaries:
        UNI-depreciation
        differences                      1,587           4,788
                                  ------------     -----------

     Deferred tax liability              1,587           4,788
                                  ------------     -----------

     Net deferred tax (asset)/
        liability                 $      1,587     $     4,788
                                  ============     ===========

The Company has incurred net operating losses of approximately $3.3 million, however because of the significant losses and its change of focus on a new product line, there is a 50% or greater chance the Company may not have taxable income during 2000. The allowance account therefore equals the deferred tax asset account for December 31, 1998 and 1999.

i.  Use of Estimates

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

j.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is equal to primary earnings per share. 1,500,000 options have been excluded from the fully diluted earnings per share calculation because their effects are anti-dilutive.

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 2 - Inventory

Inventories consisted of the following at December 31, 1999 and 1998:

                                       1999        1998
                                   -----------   -----------
     Artwork and Collectible       $         -   $ 5,253,043
     Consumable products               139,296         8,247
                                   -----------   -----------

                                   $   139,296   $ 5,261,290
                                   ===========   ===========

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

NOTE 3 - Qualtronics Corporation, Inc.

On January 9, 1997, the Company acquired an additional 55% of the outstanding common stock of Qualtronics Corporation, Inc. The Company currently owned 97% of the stock of Qualtronics Corporation, Inc. at the end of December 31, 1997. The 1997 full year results of operation of QCI have been included in these consolidated financial statements since there is minimal difference from January 9, 1997. On February 5, 1998, the Company signed an agreement to transfer all of its interest in the stock of QCI to Runes, Corporation, a shareholder. In consideration of the transfer, the Company received $185,000 and 60,000 shares of
DH Marketing common stock.   No activity of QCI is included in
these financial statements for the years ended December 31, 1998 and 1999.

NOTE 4 - Arts & Collectibles

Arts & Collectibles consist primarily of stamps, coins and lithographs. Because the Company changed it's focus to distributing its consumable products, there have been little movement of it's collectibles inventory and therefore arts and collectibles have been classified as a long term asset.

NOTE 5 - Related Party Transactions

During 1999 and 1998, the Company paid $0 and $21,651 to Runes
Corporation for management fees, respectively. Runes is owned by a shareholder of the Company.

During 1998 the Company sold merchandise to Stimulus Ventures, a company that is a shareholder of the Company in the amount of $421,875. This company is in the art and collectibles industry and invested in the Company's stock prior to the sale of merchandise. Approximately 69% of the Company's revenue was generated from shareholders of the Company during 1998.

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 5 - Related Party Transactions (continued)

During 1999, Michael Daily, an officer and director, loaned the Company $59,250. The loan is non-interest bearing and due upon demand.

During 1999, Ron Meredith, an officer and director, loaned the Company $21,780. The loan is non-interest bearing and due upon demand.

NOTE 6 - Common Stock Split

On February 24, 1997, the Company recorded a three-for-one stock split of the Company's common stock to shareholders of record on that date. All per share information has been retroactively restated for the stock split. Authorized shares have been increased to 75,000,000 shares, and the par was changed to $.0003.

NOTE 7 - Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses, is lacking working capital and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to increase revenue through mass marketing of its dietary supplements via Internet partnerships and affiliations. It also expects a new revenue stream with advertising on its newly formulated Internet health portal LongerLiving.com. Management also plans to raise additional funds through a private placement of its common stock.

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

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 8 - Stock Options (continued)

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

                                                December 31,
                                                    1999
                                              ---------------
    Outstanding Options (after effect of
    stock split)
          January 13, 1997                            750,000
          January 20, 1998                            750,000
                                              ---------------
                                                    1,500,000
                                              ===============

No options were exercised during the period January 1, 1997, to December 31, 1998, and the 165,000 and 1,200,000 options were canceled in 1998. The weighted-average price for the above-noted options is $7.47 for 1998 and 1999, respectively.

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

The fair value of the stock options granted during 1998 were determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.02%; expected options life of 4 years; and volatility of 25% with no dividend yield.

NOTE 9 - Commitments and Contingencies

DHMC is committed to a lease for office space through January 31, 2001, with monthly lease payments of $325.

The total future minimum rental commitment at December 31, 1999, under this lease is $4,225, which is due as follows:

        Year Ending
        December 31,                    Amount
        ------------               --------------
           2000                    $        3,900
                                   --------------
           2001                               325
                                   --------------
                                   $        4,225
                                   ==============

Rent expense for the year ended December 31, 1999 and 1998 is $35,394 and $76,205, respectively.

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998

NOTE 10 - Segment Data

For the year ended December 31, 1999 and 1998, the Company had three to four reportable industry segments: (i) network marketing, (ii) collectibles, (iii) chemical burn cleansing solutions, and (iv) acquisitions and consulting.

                                    Year               Year
                                    Ended             Ended
                                  December 31,     December 31,
                                     1999              1998
                                ---------------  ---------------
  Sales (Net of Discounts)
     Multi-Level Network
       Marketing                $       763,202  $       993,578
     Collectibles                        32,646          612,615
     Burn Cleansing Solution                  -           19,422
                                ---------------  ---------------
          Consolidated          $       795,848  $     1,625,675
                                ===============  ===============

  Operating Income (Loss)
     Multi-level Network
       Marketing                $      (993,477) $      (971,528)
     Collectibles                       (43,752)        (189,925)
     Burn Cleansing Solution                  -          (42,908)
                                ---------------  ---------------
          Consolidated               (1,037,229)      (1,204,361)
     Other Income                         7,132          165,041

     General Corporate Expenses      (3,708,399)      (2,306,797)
     Interest Expense                   (15,848)          (3,598)
                                ---------------  ---------------

      Net Income (Loss) Before
      Income Taxes              $    (4,754,344) $    (3,349,715)
                                ===============  ===============

  Accounts and Other Receivables
     Multi-Level Network
       Marketing                $        25,229            4,634
     Collectibles                             -            1,301
                                ---------------  ---------------

    Total Accounts and Other
       Receivables              $        25,229  $         5,935
                                ===============  ===============

  Identifiable Assets
     Multi-Level Network
       Marketing                $       718,069  $     5,440,422
     Collectibles                     1,422,396          503,537
                                ---------------  ---------------
        Consolidated                  2,140,465        5,943,959
     Corporate Assets                         -          176,613
                                ---------------  ---------------
        Total Assets at
        Period End              $     2,140,465  $     6,120,572
                                ===============  ===============

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998

NOTE 11 - Note Payable

Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998.

Note payable is detailed as follows:        1999         1998
                                        -----------  -----------
Mortgage payable to a Limited Liability
Company monthly installments due of
$3,000 through December 2003, interest
accrues at 8.75%, secured by a building $   293,332  $   216,496
                                        -----------  -----------

Total Notes Payable                         293,332      216,496

Note Payable - related party is detailed
as follows:
Note payable to an officer and director,
non-interest bearing and due upon demand     59,250            -

Note payable to an officer and director,
non-interest bearing and due upon demand     21,780            -
                                        -----------  -----------

Total Notes Payable - Related Party          81,030            -
                                        -----------  -----------

Total Notes Payable and Notes Payable -
Related Party                               374,364      216,496
                                        -----------  -----------

Less current portion                        (93,674)     (14,689)
                                        -----------  -----------

Long Term Portion - Notes Payable       $   280,690  $   201,807
                                        ===========  ===========

Future minimum principal payments on long term debt is as follows:

                 Year Ending
                 December 31,         Amount
                 ------------    -------------
                        2000     $      93,674
                        2001            11,910
                        2002            12,995
                        2003           255,783
                                 -------------
                                 $     374,362
                                 =============

                D. H. MARKETING & CONSULTING, INC.
                Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 12 - Obligations Under Capital Lease

Capital lease obligations are detailed in the following schedule as of December 31, 1999 and 1998:

                                           1999         1998
                                        -----------  -----------
Capital lease obligation to a
corporation for office equipment,
lease payments due monthly of $158
through February 2001, bears interest
at 12.7%, secured by office equipment.        2,936        4,133

Capital lease obligation to a
corporation for a copier, lease
payments due monthly of $210 through
March 2001, bears interest at 17.6%,
secured by copier equipment.                  2,978        4,669
                                        -----------  -----------

Total Lease Obligations                       5,914        8,802
                                        -----------  -----------

Less current portion                          3,880        3,326
                                        -----------  -----------

Net Long Term Lease Obligation          $     2,034  $     5,476
                                        ===========  ===========

Future minimum lease payments are as
follows:

       2000                             $     4,416
       2001                                   1,816
                                        -----------
                                              6,232
       Less portion representing
       interest                                (318)
                                        -----------
       Total                            $     5,914
                                        ===========

Leased assets are as follows at December 31, 1999 and 1998:

                                           1999         1998
                                        -----------  -----------
       Leased Equipment                      15,723       15,723
       Accumulated Depreciation             (12,261)      (9,032)
                                        -----------  -----------
          Total Net Leased Equipment    $     3,462  $     6,691
                                        ===========  ===========

NOTE 13 - Stockholders' Equity

During December 1999, the Company issued 3,181,000 shares of its common stock for services valued at $286,700.

During December 1999, the Company issued 250,000 shares of its common stock for software development costs valued at $22,500.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 1999, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name               Principal Occupation
(Age)               Since   for various years
------------------------------------------------------------------------------

Michael J. Daily    1996    President of the Company since June of 1999, a
                            director of the Company since January, 1996 and
 (51)                       Officer since April 10, 1997.  Mr. Daily was
                            honorably discharged from the U. S. Army in 1969.
                            He majored in Business Administration in the California College system from 1970-1973. Mr.
                            Daily was the plant manager of a large California based mail order firm from 1971-1976. From 1977-
                            1985, Mr. Daily was a manager in the Food &
                            Beverage industry in the Pennsylvania Pocono
                            Mountains.  Mr. Daily has been active in the Real
                            Estate Industry from 1985 to May 1995 when he joined the Company. Mr. Daily was not on the Board of Directors in 1995.

Steve
Krakonchuk           1997   A director of the Company since June 20, 1997.
    (39)                    Mr. Krakonchuk began working for the Company in
                            January of 1995 in the Company's Investor
                            Relations area and as Vice President of Sales.


Ronald W.
Meredith             1998   Chairman of the Board since June of 1999, and a
                            director of the Company since January 21, 1998.
   (57)                     Mr. Meredith is President of Universal Network of
                            America, Inc. and its subsidiary, Universal
                            Network, Inc. Mr. Meredith is an Air Force veteran, having served from 1959 through 1979.
                            From 1979 through 1988 he owned and operated a manufacturing company in Louisville, Kentucky.
                            He currently sits on the Board of Directors of that company. From July 1988 through 1994, Mr.
                            Meredith was an Independent Representative and National Marketing Director with an environmental products company, where he sat on the Presidential
                            Advisory Board. During this period annual sales of that company grew from 30 million dollars to more than 400 million dollars. From September 1994 through February 1995, Mr. Meredith was an
                            Independent Representative with a jewelry company, and is a member of the Board of the Jewelers Board of Trade. In may of 1995, he and several partners founded Universal Network, Inc.

Gary E. Stafford    1999    A director of the Company since June of 1999, Mr.
    (49)                    Stafford is currently the Chief Financial Officer
                            of the Company. Mr. Stafford has held the position of Director of Operations of Universal Network,
                            Inc. since January of 1996.

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

ITEM 10 - EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000. The following information for the Chief Executive Officer includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE


Name and
Principal                                                  Other annual
Position at 12/31/99      Year    Salary    Bonus           Compensation
__________________________________________________________________________

Michael J. Daily          1999     -0-        -0-             90,000*
President

            *This compensation resulted from the issuance of stock after a special board of directors meeting.


             Restricted        Number of
             Stock             Options       All Other
             Awards            Granted (1)   Compensation
             ------------------------------------------------
      1997     0                    0              0
      1998     0                    0              0
      1999     0                    0              0

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

     On January 29, 1998, 750,000 options were granted to a non affiliate of the Company who subsequently transferred 100,000 options indirectly to an affiliate of the Company. The options were originally issued at $ 5.9375 per share.

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

                                                  Value of Unexercised
                    Number of Unexercised         in-the-Money Options
                    Options at FY-End(#)            at FY-End ($)<F1>
               _____________________________   __________________________

Name           Exercisable    Un-exercisable   Exercisable  Un-exercisable
_________________________________________________________________________

David D. Hagen     -0-             -0-             $-0-          -0-
Michael J. Daily   -0-             -0-             $-0-          -0-

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

Employment Contract with a Director
-----------------------------------

     The Company previously employed Runes Corporation, owned by T. Christopher Ciesielka, a director and officer of the Company until April 10, 1997, for computer consultation and general administrative services. Total compensation for 1997 was $10,000 until the time of his resignation April 10, 1997.

     No other compensation arrangement exists.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 1999, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________

Michael J. Daily <F1><F2>
405 Prospect Street
Hawley, PA  18428                  1,117,140 Shares          9.4%

Steve Krakonchuk <F1<F2>
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3M1, Canada   1,122,500 Shares          9.5%

Ronald W. Meredith <F2>
5647 Beneva Road
Sarasota, FL  34233-4103           1,383,301 Shares          11.7%

Gary E. Stafford <F1> <F2>
5647 Beneva Road
Sarasota, FL  34233-4103           80,045 Shares             .67%

-----------------------------
The Company undertook a three for one forward split on February 25, 1997 resulting in a total of 3,499,341 shares to be issued. The number of shares indicated includes the effect of this stock split.

<F1>An Officer of the Company.
<F2>A Director of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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


                               PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

3.0         Certificate of Amendment to the Articles of Incorporation
23.0        Consent of Accountants
27.0        Financial Data Schedule

Reports on Form 8-K
-------------------
The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATECH, INC.
a Nevada Corporation

By:    /s/ GARY E. STAFFORD           Date: April 11, 2000
       Gary E. Stafford
       Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ MICHAEL J. DAILY           Date: April 11, 2000
       Michael J. Daily
       Director

By:    _______________________        Date: ________________
       Steve Krakonchuk
       Director

By:    /s/ RONALD W. MEREDITH         Date: April 11, 2000
       Ronald W. Meredith
       Director

By:    /s/ GARY E. STAFFORD           Date: April 11, 2000
       Gary E. Stafford
       Director