Form 10QSB
period 2000-03-31
VERSATECH INC
filed 2000-05-19
CIK 933954

U. S. Securities and Exchange Commission

                            Washington, D.C., 20549
                                 Form 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

[   ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ________

               Commission file number  000-22729

------------------------------------------------------------------------

                              VERSATECH, INC.
               (formerly D.H. MARKETING & CONSULTING, INC.)
       (Exact name of small business issuer as specified in its charter)

-----------------------------------------------------------------------

                                  Nevada
    (State or other jurisdiction of incorporation or organization)

                                88-0330263
                       (IRS Employer Identification No.)

------------------------------------------------------------------------

                  300 Keystone Street, Hawley, PA 18428
                 (Address of principal executive offices)

------------------------------------------------------------------------

                              (570) 226-8515
                       (Issuer's telephone number)

-----------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000 the issuer had 11,850,964 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Form 10-KSB for the period ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending
December 31, 2000.

                         Versatech, Inc.
                        And Subsidiaries

           (Formerly D H Marketing & Consulting, Inc.)


                Consolidated Financial Statements

                          March 31, 2000

                 INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Versatech, Inc. (formerly DH Marketing & Consulting, Inc.)
Hawley, Pennsylvania


We have reviewed the accompanying condensed consolidated balance sheet of Versatech, Inc. (formerly D H Marketing & Consulting, Inc.) and subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for
the period then ended.   These financial statements are the
responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


/s/ CROUCH, BIERWOLF & CHISHOLM
Crouch, Bierwolf & Chisholm
May 7, 2000

                        Versatech, Inc.
                   Consolidated Balance Sheets

                            ASSETS

                                      March 31      December 31
                                        2000           1999
                                   -------------   -------------
CURRENT ASSETS                      (Unaudited)

   Cash and Cash Equivalents       $      21,049   $      24,609
   Accounts receivable, Net
     of Allowance of $54,749
     and $54,749                          23,824          25,229
   Other Receivables                       3,869           3,886
   Inventory                             137,843         139,296
                                   -------------   -------------

     Total Current Assets                186,585         193,020
                                   -------------   -------------

INVESTMENTS
   Investments - Other                    46,903          46,903
                                   -------------   -------------

      Total Investments                   46,903          46,903
                                   -------------   -------------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures          20,184          20,184
   Equipment                             188,976         188,976
   Leasehold Improvements                 17,668          17,668
   Building                              200,000         200,000
   Land                                  197,996         197,996
   Accumulated Depreciation             (184,228)       (175,628)
                                   -------------   -------------

     Net Property & Equipment            440,596         449,196
                                   -------------   -------------

OTHER ASSETS
   Software Development Costs,
     Net                                  20,625          22,500
   Deposits and Other Assets               6,450           6,450
   Arts & Collectibles                 1,422,396       1,422,396
                                   -------------   -------------

      Net Other Assets                 1,449,471       1,451,346
                                   -------------   -------------

     TOTAL ASSETS                  $   2,123,555   $   2,140,465
                                   =============   =============


The accompanying notes are an integral part of these financial statements.

                         Versatech, Inc.
             Consolidated Balance Sheets continued


             LIABILITIES AND STOCKHOLDERS' EQUITY

                                      March 31      December 31
                                        2000           1999
                                   -------------   -------------
CURRENT LIABILITIES                 (Unaudited)

   Accounts payable                $     105,270   $      89,384
   Sales Tax Payable                       1,371           1,211
   Accrued Wages                           2,839           2,925
   Accrued expenses                          347             235
   Deferred tax liability                  1,587           1,587
   Current Obligations Under
      Capital Lease                        3,780           3,880
  Current portion of Notes
      Payable & Mortgage Payable         103,674          93,674
                                   -------------   -------------

       Total Current Liabilities         218,868         192,896
                                   -------------   -------------

LONG-TERM DEBT

   Mortgage payable                      293,332         293,332
   Notes payable - related party          91,030          81,030
   Obligation Under Capital Lease          4,406           5,914
      Less: Current Portion             (107,454)        (97,554)
                                   -------------   -------------

     Total Long-Term Debt                281,314         282,722
                                   -------------   -------------

         Total Liabilities               500,182         475,618

STOCKHOLDERS' EQUITY

   Common stock, $.0003 Par
     Value, Authorized 75,000,000
     Shares; issued and
     outstanding 11,850,964
     shares                                3,555           3,555
   Additional Paid-In Capital          9,527,682      10,255,182
   Treasury Stock                        (36,016)       (786,016)
   Stock Subscription receivable        (240,000)       (240,000)
   Retained earnings                  (7,631,848)     (7,567,874)
                                   -------------   -------------

     Total Stockholders' Equity        1,623,373       1,664,847
                                   -------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $   2,123,555   $   2,140,465
                                   =============   =============


The accompanying notes are an integral part of these financial statements.

                         Versatech, Inc.
              Consolidated Statements of Operations


                                   For the three   For the three
                                   months ended    months ended
                                      March 31        March 31
                                        2000            1999
                                   -------------   -------------

SALES                              $      27,838   $     343,323

COST OF GOODS SOLD                         6,296         249,809
                                   -------------   -------------

GROSS PROFIT                              21,542          93,514
                                   -------------   -------------

OPERATING EXPENSES
   General And Administrative
    Expenses                              85,428         344,093
                                   -------------   -------------

TOTAL OPERATING EXPENSES                  85,428         344,093
                                   -------------   -------------

OPERATING INCOME (LOSS)                  (63,886)        250,579
                                   -------------   -------------

OTHER INCOME AND (EXPENSES)
   Interest Expense                          (88)           (247)
   Other Income                                -           3,645
                                   -------------   -------------
     Total Other Income and
     (Expenses)                              (88)          3,398
                                   -------------   -------------

NET INCOME (LOSS)                  $     (63,974)  $    (247,181)
                                   =============   =============

NET INCOME (LOSS) PER SHARE        $        (.01)  $        (.03)

                                   =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                         11,850,964       8,419,964
                                   =============   =============


The accompanying notes are an integral part of these financial statements.

                         Versatech, Inc.
             Consolidated Statements of Cash Flows


                                   For the three   For the three
                                   months ended    months ended
                                      March 31        March 31
                                        2000            1999
                                   -------------   -------------
Cash Flows From Operating
Activities

Net income (loss)                  $     (63,974)  $    (247,181)
Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Used in Operating Activities:
   Depreciation & Amortization            10,475          10,767
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                         -               -
   Other Receivables                          17          (1,969)
   Inventory                               1,453         (96,879)
   Increase/(decrease) in:
   Accounts Payable                       15,886         109,595
   Accrued Expenses                        1,591        (119,864)
                                   -------------   -------------

     Net Cash Provided (Used)
     by Operating Activities             (34,552)       (345,531)
                                   -------------   -------------

Cash Flows from Investing
Activities
  Purchase of Property and
    Equipment                                  -          (5,296)
                                   -------------   -------------

    Net Cash Provided (Used)
     by Investing Activities                   -          (5,296)
                                   -------------   -------------

Cash Flows from Financing
Activities

  Proceeds from sale of treasury
    stock                                 22,500               -
  Proceeds from debt financing            10,000               -
  Principal payments on capital
    lease obligations                     (1,508)           (990)
  Proceeds from stock
    subscriptions                              -         376,072
                                   -------------   -------------

     Net Cash Provided (Used)
      by Financing Activities             30,992         375,082
                                   -------------   -------------

Net Increase (Decrease) in Cash
and Cash Equivalents                      (3,560)         24,255
                                   -------------   -------------

Cash and Cash Equivalents
  Beginning                               24,609         308,838
                                   -------------   -------------

  Ending                           $      21,049   $     333,093
                                   =============   =============

Supplemental Disclosures of
Cash Flow Information:
  Cash payments for interest       $          88   $         247
                                   =============   =============
  Cash payments for income taxes   $           -   $           -
                                   =============   =============

Supplemental Schedule of Noncash
Investing and Financing Activities

 Common shares issued for services $           -   $           -
                                   =============   =============


The accompanying notes are an integral part of these financial statements.

                         Versatech, Inc.
                         March 31, 2000


NOTES TO FINANCIAL STATEMENTS

Versatech, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

NAME CHANGE

On March 15, 2000, D. H. Marketing & Consulting, Inc, changed its name to Versatech, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "expects" and words of a similar nature which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe Harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, any statements herein regarding the new marketing plan's impact on sales for the upcoming quarter and beyond, the impact that management's familiarity with the marketing plan will have on sales figures in the future, future plans regarding the purchase or sale of significant equipment and future plans regarding the increase or decrease in the number of employees are forward-looking statements. These forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

The Company is a 100% equity owner of Universal Network of America, Inc. ("UNAI"), a direct sales organization distributing various tangible asset collectibles through Independent Distributors. UNAI is based in Sarasota, Florida and operates through its subsidiary Universal Network, Inc. In April 1999, the Company introduced LongerLiving.com as a new domain. The intent of the new website is to become the leading provider of quality content covering anti-aging advances and health on the internet. The website was expanded in September of 1999 in order to expand the range of health issues and features. This led to the eventual incorporation of Longer Living, Inc. in December of 1999 as a subsidiary of the Company. In the coming months, it is anticipated that revenues will be generated by sponsorships, banner advertising and co-branding.

In an effort to boost sales and stockholder confidence, it was approved at the special stockholder's meeting on March 15, 2000 that the Company officially change its name from D.H. Marketing & Consulting, Inc. to Versatech, Inc. In an announcement made on March 28, 2000, Universal Network, Inc. had reached an agreement with Commission Junction to launch an affiliate program for UNItropin. Commission Junction is a web based, e-commerce network that matches online merchant's products and services to online content providers and provides management services from the resulting relationships.

-----------------------------------------------------------------------------
Selected Financial Data

                                       for 3 mos     for 3 mos
                                        ending         ending
                                       03/31/00       03/31/99
                                      ----------    ----------

Sales                                 $   27,838    $  343,323

Cost of Goods                         $    6,296    $  249,809
Sold

Net Income                            $ ( 63,974)   $ (247,181)

Net Income/Share                           (.005)         (.03)

Weighted Average                      11,850,964     8,419,964
# Common Shares
-----------------------------------------------------------------------------


Liquidity

The Company posted a net loss for the first quarter of $63,886 as compared with the first quarter of 1999 when the Company posted a net loss of $247,181. The Company has recorded Total Current Assets of $186,585 as of 3/31/00 as compared to $5,699,166. This significant reduction is due to the year end inventory devaluation and reassignment. Total Stockholder's Equity as of 3/31/00 was $1,623,373.

Capital Resources

The Company's recorded Total Current Assets of $186,585 were divided into $48,742 in cash and cash equivalents and $137,843 in inventory held at cost. These figures compare much lower with reference to the 1999 cash and cash equivalents of $340,997 and inventory of $5,358,169. The reduction in inventory valuation and reduced sales figures are the reasons for the declined results.

Cash Expenditures

Total general and administrative expenses have continued to decline. The amount of operating expenses as of 3/31/00 was reduced to $85,428 as compared with $344,093 for the same period in 1999. This figure represents a 75.2% reduction in expenses to go along with a larger than expected reduction in sales.

Long-Term Debt/Current Liabilities

The Company has satisfactorily retired all Long-Term Debt with the exception of two(2) Capital Leases for Office Equipment that totaled approximately $9,936 in current and long-term debt. Universal Network, Inc. now has outstanding long term debt in the amount of $281,314. This figure is represented in majority by the mortgage on the office building in Florida.

Revenue

Total revenue less sales discounts was reduced significantly to $27,838 as of 3/31/00 as compared with $343,323 as of 3/31/99. Management realizes that the change in the marketing plan in the middle of 1999 is the contributing factor to the dramatic decline in sales.

In the network marketing division, operated and governed by the Company's subsidiary Universal Network, Inc., representatives earn commissions based upon the value of the products sold.

Items that can be purchased include jewelry, authentic leafs from the First Edition Noah Webster's American Dictionary of the English Language; authentic leafs from the original issue of the King James Bible and collectible numismatic Morgan Silver Dollars. Representatives then earn commissions corresponding to the sales volume generated at their portion of the network.

Universal Network, Inc. introduced a line of consumable health and beauty products in 1998 and that was followed up late in the year by the introduction of UNItropin, an anti-aging human growth hormone like dietary supplement. It is within these markets of consumables that management still feels is the best direction for the Company.

Plan of Operation

Versatech, Inc. (formally D.H. Marketing & Consulting, Inc.) was incorporated in Nevada in 1994. The Company was involved in several distinct operations in recent years but has divested itself of these operations to turn its focus towards its two subsidiaries, Universal Network, Inc. and LongerLiving.com, Inc.

Universal Network, Inc.

Universal Network, Inc. was acquired by the Company in 1997. Universal Network, Inc. is the sole component in the network marketing division. The company originally focused on wealth building products with intrinsic value such as gold coins, jewelry and lithographs. In 1998, the focus of Universal turned towards the health sector when it introduced an aloe vera based product line of skin care products. The initial success of this product line enticed Universal to expand in the health sector and in late 1998, it introduced UNItropin, a human growth hormone like dietary supplement. The product in the existing marketing plan was not an overwhelming success so in conjunction with the Company, Universal has redefined the marketing plan in hopes of a better response to the product. In conjunction with Commission Junction, a web based e-commerce organization located in California, the Company anticipates that it will greatly increase the presence of UNItropin in the market place.

LongerLiving.com, Inc.

Longer Living.com, Inc., was established in December of 1999. This subsidiary will be the information provider for the health sector for the future. This site will provide the viewer a wide range of health related topics and features on the most up to the minute information in the health sector. It is anticipated that significant revenues will be generated from this subsidiary through sponsorships, the co-branding of products and especially from banner advertising.

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

ITEM 2. CHANGES IN SECURITIES

The Company has not sold any securities during the first quarter of 2000 that have not been registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2000, the Company held a special meeting of the shareholders for the purpose of approving the name change from D.H. Marketing & Consulting, Inc. to Versatech, Inc. Of the 11,850,964 shares authorized to vote, 7,524,339 shares voted for the name change, 10,580 shares voted against the name change, and 4,316,045 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference in this report.

Exhibit No.      Description and Method of Filing
-----------      ----------------------------------------------
23               Consent of Accountant
27               Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

During the quarter ended March 31, 2000, the Company did not file any Forms 8-K.

Items 2, 3 4 and 5 are not applicable and have been omitted.


                              SIGNATURES


In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            VersaTech, Inc.
                            A Nevada Corporation


May 19, 2000                By: /s/ GARY STAFFORD
--------------              -----------------------------------
Date                        Gary Stafford
                            Chief Financial Officer
                            and duly authorized officer