Form 10QSB
period 2000-06-30
VERSATECH INC
filed 2000-08-15
CIK 933954

U. S. Securities and Exchange Commission

                        Washington, D.C., 20549
                              Form 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ________

               Commission file number  000-22729

-----------------------------------------------------------------

                          VERSATECH, INC.
(Exact name of small business issuer as specified in its charter)

-----------------------------------------------------------------

                             Nevada
 (State or other jurisdiction of incorporation or organization)


                           88-0330263
                 (IRS Employer Identification No.)

-----------------------------------------------------------------

               300 Keystone Street, Hawley, PA 18428
             (Address of principal executive offices)

-----------------------------------------------------------------

                         (570) 226-8515
                  (Issuer's telephone number)

-----------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 28, 2000 the issuer had 13,321,218 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Form 10-KSB for the period ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                          Versatech, Inc.

           (Formerly D H Marketing & Consulting, Inc.)

                         And Subsidiaries

                Consolidated Financial Statements

                           June 30, 2000

                          Versatech, Inc.
                    Consolidated Balance Sheets

                             ASSETS
                             ------

                                     June 30     December 31
                                      2000           1999
                                 -------------   ------------
CURRENT ASSETS                    (unaudited)

   Cash and Cash Equivalents     $      10,088   $     24,609
   Accounts receivable, Net of
     Allowance
     $54,749 and $54,749                23,973         25,229
   Other Receivables                     3,869          3,886
   Inventory                           134,217        139,296
                                 -------------   ------------

     Total Current Assets              172,147        193,020
                                 -------------   ------------

INVESTMENTS
   Investments - Other                  46,903         46,903
                                 -------------   ------------

      Total Investments                 46,903         46,903
                                 -------------   ------------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures        20,184         20,184
   Equipment                           188,976        188,976
   Leasehold Improvements               17,668         17,668
   Building                            200,000        200,000
   Land                                197,996        197,996
   Accumulated Depreciation           (187,228)      (175,628)
                                 -------------   ------------


     Net Property & Equipment          437,596        449,196
                                 -------------   ------------

OTHER ASSETS
    Software Development                18,750         22,500
    Deposits and Other Assets            6,450          6,450
    Arts & Collectibles              1,422,396      1,422,396
                                 -------------   ------------

      Net Other Assets               1,447,596      1,451,346
                                 -------------   ------------

     TOTAL ASSETS                $   2,104,242   $  2,140,465
                                 =============   ============

The accompanying notes are an integral part of these financial statements.
                               -2-

                          Versatech, Inc.
              Consolidated Balance Sheets continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                   June 30       December 31
CURRENT LIABILITIES                  2000            1999
                                 -------------   ------------
                                  (unaudited)

   Accounts Payable              $     111,669   $     89,384
   Sales Tax Payable                     1,491          1,211
   Accrued Wages                         2,011          2,925
   Accrued Expenses                        347            235
   Deferred Tax Liability                1,587          1,587
   Current Obligations Under
     Capital Lease                       3,200          3,880
   Current portion of Notes
     Payable & Mortgage Payable        110,240         93,674
                                 -------------   ------------

      Total Current Liabilities        230,545        192,896
                                 -------------   ------------

LONG-TERM DEBT

   Mortgage Payable                    288,070        293,332
   Notes Payable - Related Party        97,596         81,030
   Obligation Under Capital Lease        3,875          5,914
     Less: Current Portion            (113,440)       (97,554)
                                 -------------   ------------

     Total Long-Term Debt              276,101        282,722
                                 -------------   ------------

         Total Liabilities             506,646        475,618
                                 -------------   ------------

STOCKHOLDERS' EQUITY

   Common stock, $.0003 Par
     Value, Authorized 75,000,000
     Shares; issued and
     outstanding 11,850,964 and
     11,850,964 shares,
     respectively                        3,555          3,555
   Additional Paid-In Capital        9,527,682     10,255,182
   Treasury Stock                      (36,016)      (786,016)
   Stock subscription receivable      (240,000)      (240,000)
   Retained earnings                (7,657,625)    (7,567,874)
                                 -------------   ------------

     Total Stockholders' Equity      1,597,596      1,664,847
                                 -------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $   2,104,242   $  2,140,465
                                 =============   ============

The accompanying notes are an integral part of these financial statements.

                         Versatech, Inc.
             Consolidated Statements of Operations


                               For the three    For the three   For the six    For the six
                               months ended     months ended    months ended   months ended
                                 June 30           June 30        June 30        June 30
                                   2000              1999           2000           1999
                              --------------    -------------   -------------  ------------

SALES                         $       22,204    $     316,887   $      50,042  $    660,210

COST OF GOODS SOLD                     4,535          195,593          10,831       445,402
                              --------------    -------------   -------------  ------------

GROSS PROFIT                          17,669          121,294          39,211       196,452
                              --------------    -------------   -------------  ------------

OPERATING EXPENSES
   General And Administrative
      Expenses                        30,796          361,059         116,224       705,472
                              --------------    -------------   -------------  ------------

TOTAL OPERATING EXPENSES              30,796          361,059         116,224       705,472
                              --------------    -------------   -------------  ------------

OPERATING INCOME (LOSS)              (13,127)        (239,765)        (77,013)     (509,021)
                              --------------    -------------   -------------  ------------

OTHER INCOME AND (EXPENSES)
   Interest Expense                  (12,650)            (140)        (12,738)         (387)
   Other Income                         -               1,420            -            5,065
   Gain on Sale of Investments          -                -               -              320
                              --------------    -------------   -------------  ------------

     Total Other Income and
       (Expenses)                    (12,650)           1,280         (12,738)        4,998
                              --------------    -------------   -------------  ------------

NET INCOME (LOSS)             $      (25,777)   $    (238,485)  $     (89,751) $   (504,022)
                              ==============    =============   =============  ============

NET INCOME (LOSS) PER SHARE   $         (.00)   $        (.03)  $        (.01) $       (.06)
                              ==============    =============   =============  ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES               11,850,964        8,419,964      11,850,964     8,419,964
                              ==============    =============   =============  ============



The accompanying notes are an integral part of these financial statements.

                        Versatech, Inc.
             Consolidated Statements of Cash Flows


                                        For the six     For the six
                                        months ended    months ended
                                           June 30         June 30
                                            2000             1999
                                        -------------   ------------
Cash Flows From Operating Activities

Net income (loss)                       $     (89,751)  $   (504,022)
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Used in Operating
  Activities:
   Depreciation                                11,600         21,019
   Amortization                                 3,750          2,054

 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                          1,256        (76,764)
   Other Receivables                               17             12
   Inventory                                    5,079       (167,295)
  Increase/(decrease) in:
   Accounts Payable                            22,285        135,943
   Accrued Expenses                              (522)      (124,257)
                                        -------------   ------------

     Net Cash Provided (Used) by
      Operating Activities                    (46,286)      (713,310)
                                        -------------   ------------

Cash Flows from Investing Activities
  Purchase of Property and Equipment             -            (6,415)
                                        -------------   ------------

     Net Cash Provided (Used) by
      Investing Activities                       -            (6,415)
                                        -------------   ------------

Cash Flows from Financing Activities

  Proceeds from sale of treasury stock         22,500           -
  Proceeds from debt financing                 16,566          6,500
  Principal Payments on capital lease
    obligations                                (2,039)        (1,327)
  Principal Payments on mortgage payable       (5,262)          -

  Proceeds from stock subscriptions              -           436,072
                                        -------------   ------------

     Net Cash Provided (Used) by
       Financing Activities                    31,765        441,245
                                        -------------   ------------

Net Increase (Decrease) in Cash and
  Cash Equivalents (Forwarded)                (14,521)      (278,480)
                                        -------------   ------------

Cash and Cash Equivalents
  Beginning                                    24,609        308,838
                                        -------------   ------------

  Ending                                $      10,088   $     30,358
                                        =============   ============

Supplemental Disclosures of Cash
Flow Information:
  Cash payments for interest            $      12,738   $        387
                                        =============   ============
  Cash payments for income taxes        $        -      $       -
                                        =============   ============

Supplemental Schedule of Noncash
Investing and Financing Activities
  Purchase of Inventory through
   Issuance of Company Stock            $        -      $       -
                                        =============   ============

The accompanying notes are an integral part of these financial statements.

                          Versatech, Inc.
               June 30, 2000 and December 31, 1999


NOTES TO FINANCIAL STATEMENTS

     Versatech, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

Overview
--------

The Company is a 100% equity owner of Universal Network of America, Inc.("UNIA"), a direct sales organization distributing various health building products such as aloe based skin care products and UNItropin hGH Formula Plus, an all natural dietary supplemental tablet. These products are distributed both in the wholesale and retail markets via sales representatives and the increasing presence on the internet.

In April, 1999, the Company introduced LongerLiving.com as a new domain. The intent of the new website is to become the leading provider of quality content covering anti-aging advances and health on the Internet. The website was expanded in September of 1999 in order to enhance the range of health issues and features. This led to the eventual incorporation of LongerLiving.com, Inc. in December of 1999 as a subsidiary of the Company. In the coming months, it is anticipated that revenues will be generated by sponsorships, banner advertising and co-branding.

In an effort to boost sales and stockholder confidence, it was announced at the shareholder's meeting on March 15, 2000 that the Company was officially changing its name from D. H. Marketing &
Consulting, Inc. to Versatech, Inc.

In an announcement made on March 28, 2000, Universal Network, Inc. has reached an agreement with Commission Junction to launch an affiliate program for UNItropin. Commission Junction is a web based, e-commerce network that matches online merchant's products and services to online content providers and provides management services from these resulting relationships.

Versatech, Inc. has almost completed a management consulting agreement with Rapid Release, LLC and Rapid's affiliate, Jacob International, Inc. It is expected that both companies will assist the Company in the development and implementation of distribution and marketing programs for their anti-aging products. They will also provide guidance for the Company as it develops its short and long term business plans and objectives. Rapid Release will also work with the Company to develop investor awareness and to make the investment community aware of new developments. With the assistance of these 2 entities, the Company will pursue strategies to increase capitalization in order to expand business activities and to complete financing that will enable the Company to broaden the distribution of UNItropin and further the development of LongerLiving.

Selected Financial Data
-----------------------

                    for 3 mos     for 3 mos    for 6 mos    for 6 mos
                      ending        ending       ending       ending
                      6/30/00       6/30/99      6/30/00     6/30/99

Sales             $     22,204   $   316,887  $    50,042 $  660,210

Cost of Goods Sold       4,535       195,593       10,831    445,402

Net Income        $    (25,777)     (238,485)     (89,751)  (504,022)

Net Income/Share  $      (.002)        (.028)       (.007)     (.059)

Weighted Average    11,850,964     8,419,964   11,850,964  8,419,964
# Common Shares

Liquidity
---------

The Company posted a net loss of $25,777 for the second quarter of 2000. This represents a 89% reduction as compared to the loss during the same period in 1999. The Company has reduced operating expenses by 90% as compared to the second quarter of 1999.

The Company has recorded Total Current Assets of $172,147 as of June 30, 2000 of which $10,088 was held in cash or cash equivalents, $27,842 was held in accounts receivable and the balance of $134,217 was held in inventory. This reduction in assets is reflective of the year end inventory devaluation and reassignment. The Company still maintains Other Assets in excess of $1,447,596.

Long Term Debt/Current Liabilities
----------------------------------

The Company has current liabilities in excess of $113,000 of which $111,669 is in Accounts Payable. The Company has satisfactorily retired Long Term Debt with the exception of two
(2) Capital Leases for Office Equipment that total $3,200. Universal Network, Inc. has an outstanding long term debt in the amount of $288,070. This amount represents the mortgage on the office building in Florida.

Capital Resources
-----------------

The Company has issued and outstanding a total of 11,850,964 shares of stock which as of June 30, 2000 represents stockholder equity of $ 1,597,596.

Revenue
-------

Total revenue less sales discounts was reduced significantly to $50,042 as of 6/30/00 as compared with $660,210 for the first six months of 1999. Management realizes that the change in the marketing plan in the middle of 1999 and the devotion to building the presence on the Internet are the contributing factors to the dramatic decline in sales.

In the network marketing division, operated and governed by the Company's subsidiary Universal Network, Inc., representatives earn commissions based upon the value of the products sold. Universal Network, Inc. introduced a line of consumable health and beauty products in 1998 and that was followed up later in that year by the introduction of UNItropin, an anti-aging human growth hormone dietary supplement tablet. Management believes that the consumables market holds the key to success for the Company. Universal Network, Inc. is preparing to pre-launch a brand new exciting year 2000 aggressive marketing plan through its website at uninetwork.com. The Company's affiliate Commission Junction has seen significant growth in the number of affiliates that are promoting UNItropin. This gives the product a significant presence on the Internet where it is expected that sales growth will be stimulated in the third and fourth quarters of 2000.

Cash Expenditures
-----------------

Total general and administrative expenses have to continued to decline. The amount of operating expenses as of 6/30/00 is $116,224 as compared to $705,472 for the first six months of 1999. This represents an 84% reduction in operational expenses which goes hand in hand with the significant reduction in sales. It is anticipated that expenses will not increase dramatically with the Internet marketing strategy.

Plan of Operation
-----------------

Versatech, Inc. (formerly D.H. Marketing & Consulting, Inc.) was incorporated in Nevada in 1994 and has divested itself of all operations to turn its focus towards its two subsidiaries, Universal Network, Inc. and LongerLiving.com, Inc.

Universal Network, Inc.
-----------------------

Universal Network, Inc. was acquired by the Company in 1997. Universal Network, Inc. originally focused on wealth building products with intrinsic value such as gold coins, jewelry lithographs and other collectible items. In 1998, the focus of Universal turned towards the health sector when it engaged in an aloe vera based product line of skin care items. The initial success of this product enticed Universal to expand in the health sector and in late 1998, it introduced UNItropin hGH Formula Plus, a human growth hormone all natural dietary supplemental tablet. The product in the existing marketing plan was not an overwhelming success so Universal Network has been working over the past several months to overhaul the plan. Universal Network is about to unveil an aggressive, powerful marketing plan that is Internet driven. In conjunction with Commission Junction, a web based e-commerce organization located in California, the Company will be significantly enhancing its presence on the website. With the additional assistance of the new consulting firms on board, the Company will attain the financing and guidance needed to return the Company to the successful level of business it achieved a few years ago.

LongerLiving.com, Inc.
----------------------

LongerLiving.com, Inc. was established in 1999. This subsidiary will be the information provider for the health sector for the future. This site will provide the viewer a wide range of health related topics and features on the most up to the minute information in the health sector. It is anticipated that significant revenues will be generated from this subsidiary through sponsorships, the co-branding of products and especially from banner advertising.


                  PART II- OTHER INFORMATION

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

(a) Exhibits. The following exhibits are filed with this report.

Exhibit No.      Description
-----------      --------------------------------------------

27.0             Financial Data Schedule


(b) REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                            SIGNATURES

In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Versatech, Inc.
                             A Nevada Corporation

August 14, 2000              By: /s/ GARY E. STAFFORD
Date                             Gary E. Stafford
                                 Treasurer and Chief Financial
                                 Officer and duly authorized
                                 Officer