Form 10QSB
period 2000-09-30
VERSATECH INC
filed 2000-11-14
CIK 933954

U. S. Securities and Exchange Commission

                        Washington, D.C., 20549
                              Form 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                       Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000 the issuer had 13,854,228 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one);
                       Yes  [ ]    No  [X]

                    PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Form 10-KSB for the period ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                        Versatech, Inc.

            (Formerly D H Marketing & Consulting, Inc.)

                        And Subsidiaries

               Consolidated Financial Statements

                       September 30, 2000

                          Versatech, Inc.
                    Consolidated Balance Sheets

                               ASSETS
                               ------

                                     September 30   December 31
                                         2000           1999
                                    -------------  -------------
CURRENT ASSETS                        (unaudited)

   Cash and Cash Equivalents        $      10,499  $      24,609
   Accounts receivable, Net of
     Allowance $54,749 and $54,749         24,556         25,229
   Other Receivables                        3,869          3,886
   Inventory                              130,873        139,296
                                    -------------  -------------

     Total Current Assets                 169,797        193,020
                                    -------------  -------------

INVESTMENTS
   Investments - Other                     46,903         46,903
                                    -------------  -------------

      Total Investments                    46,903         46,903
                                    -------------  -------------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures           20,184         20,184
   Equipment                              188,976        188,976
   Leasehold Improvements                  17,668         17,668
   Building                               200,000        200,000
   Land                                   197,996        197,996
   Accumulated Depreciation              (187,228)      (175,628)
                                    -------------  -------------

     Net Property & Equipment             437,596        449,196
                                    -------------  -------------

OTHER ASSETS
    Software Development                   16,875         22,500
    Deposits and Other Assets               6,450          6,450
    Arts & Collectibles                 1,422,396      1,422,396
                                    -------------  -------------

      Net Other Assets                  1,445,721      1,451,346
                                    -------------  -------------

     TOTAL ASSETS                   $   2,100,017  $   2,140,465
                                    =============  =============


 The accompanying notes are an integral part of these financial statements.
                                         -2-

                           Versatech, Inc.
              Consolidated Balance Sheets continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                     September 30   December 31
                                         2000           1999
                                    -------------  -------------
CURRENT LIABILITIES                   (unaudited)

   Accounts Payable                 $     116,564  $      89,384
   Sales Tax Payable                        1,051          1,211
   Accrued Wages                            1,561          2,925
   Accrued Expenses                           497            235
   Deferred Tax Liability                   1,587          1,587
   Current Obligations Under
      Capital Lease                         3,050          3,880
  Current portion of Notes
      Payable & Mortgage Payable          144,323         93,674
                                    -------------  -------------

         Total Current Liabilities        268,633        192,896
                                    -------------  -------------

LONG-TERM DEBT

   Mortgage Payable                       288,070        293,332
   Notes Payable - Related Party          131,679         81,030
   Obligation Under Capital Lease           3,502          5,914
     Less: Current Portion               (147,373)       (97,554)
                                    -------------  -------------

     Total Long-Term Debt                 275,878        282,722
                                    -------------  -------------

         Total Liabilities                544,511        475,618

STOCKHOLDERS' EQUITY

   Common stock, $.0003 Par Value,
     Authorized 75,000,000
     Shares; issued and outstanding
     11,850,964 and 11,850,964
     shares, respectively                   3,555          3,555
   Additional Paid-In Capital           9,527,682     10,255,182
   Treasury Stock                         (36,016)      (786,016)
   Stock subscription receivable         (240,000)      (240,000)
   Retained earnings                   (7,699,715)    (7,567,874)
                                    -------------  -------------

     Total Stockholders' Equity         1,555,506      1,664,847
                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              $   2,100,017  $   2,140,465
                                    =============  =============

 The accompanying notes are an integral part of these financial statements.
                                       -3-

                          Versatech, Inc.
              Consolidated Statements of Operations


                                 For the three    For the three    For the nine    For the nine
                                 months ended     months ended     months ended    months ended
                                 September 30     September 30     September 30    September 30
                                     2000             1999             2000             1999
                                 --------------   -------------    -------------   --------------
SALES                            $        9,725   $     320,723    $      59,767   $      961,897

COST OF GOODS SOLD                        3,335          89,683           14,166          535,085
                                 --------------   -------------    -------------   --------------

GROSS PROFIT                              6,390         231,040           45,601          426,812
                                 --------------   -------------    -------------   --------------

OPERATING EXPENSES
   General And Administrative
      Expenses                           48,859         137,637          165,083          843,109
                                 --------------   -------------    -------------   --------------

TOTAL OPERATING EXPENSES                 48,859         137,637          165,083          843,109
                                 --------------   -------------    -------------   --------------

OPERATING INCOME (LOSS)                 (42,469)         93,403         (119,482)
(416,297)
                                 --------------   -------------    -------------   --------------

OTHER INCOME AND (EXPENSES)
   Interest Expense                        (124)           (395)         (12,862)
(782)
   Other Income                            -                352             -               5,417
   Gain on Sale of Investments             -               -                -                 320
                                 --------------   -------------    -------------   --------------

     Total Other Income and
         (Expenses)                        (124)            (43)         (12,862)           4,955
                                 --------------   -------------    -------------   --------------

NET INCOME (LOSS)                $      (42,593)  $      93,360    $    (132,344)  $
(411,342)
                                 ==============   =============    =============   ==============

NET INCOME (LOSS) PER SHARE      $        (.003)  $        .011    $       (.011)  $
(.049)
                                 ==============   =============    =============   ==============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                  11,850,964       8,419,964       11,850,964        8,419,964
                                 ==============   =============    =============   ==============


  The accompanying notes are an integral part of these financial statements.
                                     -4-

                          Versatech, Inc.
               Consolidated Statements of Cash Flows

                                              For the nine     For the nine
                                              months ended     months ended
                                              September 30     September 30
                                                  2000             1999
                                            ---------------   ---------------

Cash Flows From Operating Activities

Net income (loss)                           $      (132,344)  $      (411,342)
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used in Operating Activities:
   Depreciation                                      11,600            42,037
   Amortization                                       5,625             4,108
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                  673          (301,745)
   Other Receivables                                     17               100
   Inventory                                          8,423            65,053

  Increase/(decrease) in:
   Accounts Payable                                  27,180           (12,677)
   Accrued Expenses                                  (1,262)         (123,520)
                                            ---------------   ---------------

     Net Cash Provided (Used) by
         Operating Activities                       (80,088)         (737,986)
                                            ---------------   ---------------

Cash Flows from Investing Activities
  Purchase of Property and Equipment                   -               (6,415)
                                            ---------------   ---------------

     Net Cash Provided (Used) by
         Investing Activities                          -               (6,415)
                                            ---------------   ---------------

Cash Flows from Financing Activities

  Proceeds from sale of treasury stock               22,500              -
  Proceeds from debt financing                       50,649            29,900
  Principal Payments on capital lease
      obligations                                    (1,909)           (1,592)
  Principal Payments on mortgage payable             (5,262)             -
  Proceeds from stock subscriptions                    -              436,072
                                            ---------------   ---------------

     Net Cash Provided (Used) by
          Financing Activities                       65,978           464,180
                                            ---------------   ---------------

Net Increase (Decrease) in Cash and
    Cash Equivalents (Forwarded)                    (14,110)         (280,221)
                                            ---------------   ---------------

Cash and Cash Equivalents
  Beginning                                          24,609           308,838
                                            ---------------   ---------------

  Ending                                    $        10,499   $        28,617
                                            ===============   ===============

Supplemental Disclosures of Cash Flow
Information:
  Cash payments for interest                $        12,862   $           782
                                            ===============   ===============
  Cash payments for income taxes            $          -      $          -
                                            ===============   ===============

Supplemental Schedule of Noncash
Investing and Financing Activities
  Purchase of Inventory through Issuance
       of Company Stock                     $          -      $          -
                                            ===============   ===============


  The accompanying notes are an integral part of these financial statements.
                                  -5-

                          Versatech, Inc.
               September 30, 2000 and December 31, 1999

NOTES TO FINANCIAL STATEMENTS

Versatech, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION.

Management's Discussion and Analysis

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "expects" and words of a similar nature which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a
"safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the new marketing plan's impact on sales for the upcoming quarters and beyond, the impact that management's familiarity with the marketing plan will have on sales figures in the future, future plans regarding the purchase or sale of significant equipment and future plans regarding the increase or decrease in the number of employees are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

Selected Financial Data
-----------------------

                     for 3 mos     for 3 mos    for 9 mos    for 9 mos
                       ending        ending       ending       ending
                       9/30/00       9/30/99      9/30/00     9/30/99

Sales              $      9,725   $   320,723  $    59,767  $ 961,897

Cost of Goods Sold $      3,335        89,683       14,166    535,085

Net Income         $    (42,593)       93,360     (132,344)  (411,342)

Net Income/Share   $      (.003)         .011        (.010)     (.049)

Weighted Average     13,264,964     8,419,964   13,264,964  8,419,964
# Common Shares

Liquidity
---------

The Company posted a net loss of $42,593 for the third quarter of 2000. The amount of net loss for the Company has continued to reduce in size from the prior two quarters of 2000. The Company has reduced operating expenses by 45% as compared to the third quarter of 1999.

The Company has recorded Total Current Assets of $169,797 as of September 30, 2000. This breakdown includes $10,499 in cash or cash equivalents, $28,425 in accounts receivable and the balance was held in inventory at $130,873. Total current assets reflect a 97% reduction as compared to the third quarter of 1999 where the value at that time was $5,532,434. The Company numbers for the year 2000 reflect the large inventory valuation adjustment that was done at year end 1999.

Capital Resources
-----------------

As of September 30, 2000, the Total Stockholder Equity was
$1,555,506 as compared with $5,694,753 for the same period in 1999. This represents a 73% reduction in stockholders equity.

Cash Expenditures
-----------------

Total general and administrative expenses decreased from $137,637 on September 30, 1999 to $48,859 on September 30, 2000. The Company has engaged a concerted effort to reduce operating expenses to a bare minimum in order to rebuild its position in the marketplace. The Company has been able to continue the trend of reducing expenses by 20% or more in each quarter of 2000.

Long Term Debt/Current Liabilities
----------------------------------

The Company has outstanding liability in the area of Accounts Payable which has $116,564. The Company has a minor capital lease for office equipment in the amount of $3,502. The major outstanding long term liability continues to be the mortgage on the building located in Sarasota, Florida. In January, 1999, the Company purchased this property and the present value on the outstanding mortgage is $288,070.

Revenue
-------

Total revenue, less sales discounts has decreased from $320,723 on September 30, 1999 to $9,725 on September 30, 2000. The Company is now focusing its direction towards the internet and the development of its presence in that arena. Management anticipates that the internet is the key to the future success of the Company. The initial product introduced in 1999 was a dietary supplement called UNItropin. The Company is in the process of developing a new packaging for the product which will give it a much longer shelf life. It is anticipated that this new packaging will be introduced during the 4th quarter of 2000. The Company is also researching some variations to UNItropin which could be introduced in early 2001.

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


                  PART II- OTHER INFORMATION

Items 3, 4 and 5 are not applicable and have been omitted.

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

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2000 the Company issued 200,000 shares of restricted common stock to one individual for services rendered, which were valued at $100,000 or $.50 per share. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K (including related comments thereto) filed as part of this report are listed below:

(a) Exhibits. The following exhibits are filed with this report.

Exhibit No.      Description
-----------      --------------------------------------------

27.0             Financial Data Schedule


(b) REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                            SIGNATURES

In Accordance to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Versatech, Inc.
                             A Nevada Corporation

November 14, 2000            By: /s/MICHAEL J. DAILY
Date                         Michael J. Daily
                             President, Chief Executive Officer,
                             Secretary and duly authorized
                             officer