Form 10KSB
period 2000-12-31
VERSATECH INC
filed 2001-04-17
CIK 933954

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

(Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-91240

                                 VERSATECH, INC.
                  (formerly D.H. Marketing & Consulting, Inc.)
                 (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

507 A North Market Street, Bushnell, FL            33513
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (352) 793-4707

Securities registered pursuant to Section 12(b) of the Exchange Act:
     Title of each class           Name of exchanges on which registered
     (None)                        (None)

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock (Par Value $.0003 Per Share)
                     (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 2000, were $66,059 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/29/00, was approximately $1,208,966.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 31, 2001 the issuer has 13,854,228 outstanding shares of its $.0003 par value Common Stock.

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

                                     PART I

ITEM 1 - BUSINESS

     VersaTech, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994, under the name D.H. Marketing & Consulting, Inc. On March 22, 2000, the Company changed its name to VersaTech, Inc. The Company's Network Marketing Division was developed by the wholly owned subsidiary Universal Network and its parent company, Universal Network of America, Inc. ("Universal"). The Network Marketing Division is the main focus of this subsidiary. In April 1999, LongerLiving.com was introduced as a domain for the Company. With the establishment of a presence on the world wide web, the Company's focus will be on the products of Universal Network and the newly formed, wholly-owned subsidiary LongerLiving.com, Inc.

Network Marketing and the Internet

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

     For the year 2001, the Company plans to continue to market its flagship product UniTropin (hgh) Formula Plus on its own websites, www.unitropin.com and its newest, www.tryuni.com. Unitropin is a proprietary label mix of herbs, vitamins and adaptogens that the Company believes increases the body's own production of human growth hormone, which declines as we age. Tryuni.com is a home-based business opportunity for distribution of UniTropin. The Internet interactive site allows the new distributor to immediately link to the Company's site with a purchase of product and enables the distributor to then market the Company's site and its products to their prospects and receive commissions. The Company still has its agreement with Commission Junction and its affiliate program. Commission Junction is a web-based, e-commerce network that matches online merchants' products and services to online content providers and provides management services from these resulting relationships. To date, over 3,000 affiliates have participated. Primary to the Company is to have its products on retail shelves and efforts in this area are being pursued.

Product Manufacturer

     Unitropin was manufactured for the Company by Garden State Nutritionals. After experiencing a packaging problem in late 1999 and into 2000, the product was repackaged and encapsulated by Nature-Flex of Ft. Lauderdale, Florida.

Export of Product to China

     In December 2000, the Company signed an agreement with Manitou Technologies of Vancouver, British Columbia to secure an import permit (exporting from the US into China) from the government of People's Republic of China. Preliminary comments from Manitou Technologies believe this can be accomplished and all indicators are that the Company's Unitropin product should be successful. Upon receipt of import permit, Manitou Technologies will act as the major marketer and distributor of the Company's product. Management of the Company believes that Manitou has the affiliates and contacts in China to accomplish these efforts.

LongerLiving.com Division

     The intent of LongerLiving.com is to become the leading provider of quality content covering anti-aging advances and health on the Internet. The Longer-Living media strategy is intended to use the Internet and television to distribute news, features public interest stories, health conference coverage and targeted advertising. The Company intends for the site to bring together the most prolific writers around the world and to serve as a database of great articles and breaking news in the health industry. With the redesigning of the website in September 1999, came expanding opportunities to provide a wider range of health news and features. This eventually led to the incorporation of Longer-Living.com, Inc. on December 28, 1999. It is anticipated that LongerLiving.com will generate significant revenues through sponsorships, banner advertising and co-branding.

     LongerLiving intends to work with a physician for the purpose of developing a "LongerLiving Diet" and to capitalize on the marketing opportunities for spin-off products such as books, charts and food products like other popular diets of this day. In addition, LongerLiving's business plan, subject to the company having sufficient capital and resources, calls for the production of a television pilot and a weekly television series based upon the pilot.


ITEM 2 - DESCRIPTION OF PROPERTY

     From January 1998 to January 2001, the Company leased approximately 1,200 square feet in Hawley, Pennsylvania at an annual cost of $3,900. The Company did not renew the lease in 2001. In January 2001 the Company and its wholly-owned subsidiary Universal Network, consolidated offices in Bushnell, Florida. The companies now occupy approximately 2,600 square feet at an annual cost of $14,400. The current lease expires January 31, 2002. In mid-April of 2001, the Company relocated its Versatech business back to Pennsylvania.

     The Company's subsidiary, Universal Network, occupied approximately 4,000 square feet of office space in 1999 through December 2000 at the annual cost of $36,000. In January 2001, Universal and the Company consolidated offices in Bushnell, Florida.

     The Company still maintains an office of approximately 1,000 square feet in Vancouver, British Columbia for its Canadian facility at an annual cost of $4,500.

ITEM 3 - LEGAL PROCEEDINGS

     The United States Securities and Exchange Commission is conducting a formal investigation of the Company, with which the Company's management is in full cooperation. The outcome of such investigation is not known at this time. However, the Company has been informed that the investigation is nearing completion.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to the Security Holders for their approval.


                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to VersaTech, Inc. Prior to March 27, 2000, the Company's trading symbol was "DHMG".

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 2000, 1999 and 1998 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
__________________________________________________________
March 31, 1998                 $  4.438    $ 4.188
June 30, 1998                  $  2.563    $ 2.563
September 30, 1998             $  2.1562   $ 2.00
December 31, 1998              $  1.688    $ 1.375
March 31, 1999                 $  1.15     $ 1.09
June 30, 1999                  $   .5625   $  .53
September 30, 1999             $   .2810   $  .218
December 31, 1999              $   .18     $  .156
March 31, 2000                 $  1.50     $  .15
June 30, 2000                  $   .938    $  .156
September 30, 2000             $  1.53     $  .281
December 31, 2000              $   .51     $  .105

     (b) Stockholders - To date, the Company has approximately 550 confirmed holders of record of the Company's Common Stock, although the Company believes it has a total of approximately 1,200 shareholders.

     (c) Dividends - To date, no dividends have been paid by the Company and the Company does not anticipate paying dividends on its Common Stock in the foreseeable future, but plans to retain earnings, if any, for the operation and expansion of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     The Company has turned its attention, its focus, and its resources to the growth and expansion of its wholly owned subsidiary, Universal Network, Inc., and to its Internet presence via LongerLiving.com and the recently incorporated wholly- owned subsidiary LongerLiving.com, Inc.

Selected Financial Data

     Sales                     1999           1998           1997
     ______________________________________________________________________
     Network Marketing        $   763,202   $ 1,224,140    $   483,000
     Collectibles                  32,646       612,675      2,053,611
     Total Operating Revenue
        (Less Discounts)      $   795,848   $ 1,964,862    $ 5,509,042
     Net Gain (Loss)
        (Pre-Tax)             $(4,754,344)  $(3,344,928)   $   384,579

     Net Gain (Loss) Per Share       (.83)         (.51)          (.10)


Capital Resources

     The Company had $130,186 and $193,020 in total current assets, in 2000 and 1999, respectively, of which $32,143 and $53,724 was held in cash or cash equivalents, in 2000 and 1999, respectively, and $98,043 and $139,296, in 2000 and 1999, respectively, was held in inventory at the lower of cost or market value. Due to the 1999 reduction and reclassification of assets from current to long term, the long term asset of arts & collectibles was reduced to $1,307,266 in 2000. This is a $115,130 net reduction from 1999 in the arts & collectibles inventory.

Cash Expenditures

     Consolidated operating expenses as of December 31, 2000 totaled $1,330,033, an increase of 3.2% over 1999's $1,286,967. The fiscal year 2000's figure includes one-time charges of $172,427 for a public relations contract.

Long Term Debt

     As of December 31, 2000, the Company owes notes payable to two related parties in the amounts of $82,573 adn $71,630. The loans are non-interest bearing and payable upon demand. The Company also owes $8,169 due over the next three months. The Company's wholly-owned subsidiary Universal Network, had a mortgage balance of $293,332 as of December 31, 1999. The Company elected to discontinue mortgage payments on this property and allow the property to be foreclosed upon in December of 2000. The Company has no further financial liability for this property.

Revenue

     Consolidated Total Revenue decreased by 54% as of December 31, 1999. Contributing factors of this continued downward trend in sales include the continued re-focus of the new management team towards the healthcare product consumable sector and, in particular, the increasing presence of the product line and related health products and issues on the Internet.

     Recently, February and March of 2001, the Company has found a niche market for its art inventory. Between its sales of Hgh Unitropin Plus and art work, sales for this year have exceeded those of the entire year 2000. The Company expects this to continue into 2001.

Forward Looking Statements

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

                           PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                                And Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                                 C O N T E N T S


Auditor's Report ........................................ 3

Consolidated Balance Sheets ............................. 4

Consolidated Statements of Operations ................... 6

Consolidated Statements of Stockholders' Equity.......... 7

Consolidated Statements of Cash Flows ................... 9

Notes to the Consolidated Financial Statements .......... 11

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Versatech, Inc. (formerly D H Marketing & Consulting, Inc.):

We have audited the accompanying consolidated balance sheets of Versatech, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versatech, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHISHOLM & ASSOCIATES
Salt Lake City, Utah
February 1, 2001

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                        December 31        December 31
                                           2000                1999
                                        -------------      ------------

CURRENT ASSETS

   Cash and Cash Equivalents            $      18,275      $     24,609
   Accounts receivable,
     Net of Allowance
     2000 $69,823; 1999 $54,749                10,000            25,229
   Other Receivables                            3,868             3,886
   Inventory                                   98,043           139,296
                                        -------------      ------------

     Total Current Assets                     130,186           193,020
                                        -------------      ------------

INVESTMENTS
   Investments - Other                          1,000            46,903
                                        -------------      ------------

      Total Investments                         1,000            46,903
                                        -------------      ------------

PROPERTY & EQUIPMENT
   Office Furniture and Fixtures               20,184            20,184
   Equipment                                  188,976           188,976
   Leasehold Improvements                          -             17,668
   Building                                        -            200,000
   Land                                            -            197,996
   Accumulated Depreciation                  (204,325)         (175,628)
                                        -------------      ------------

     Net Property & Equipment                   4,835           449,196
                                        -------------      ------------

OTHER ASSETS
    Software Development Costs                 22,500            22,500
    Deposits and Other Assets                   3,638             6,450
    Arts & Collectibles                     1,307,266         1,422,396
                                        -------------      ------------

      Total Other Assets                    1,333,404         1,451,346
                                        -------------      ------------

     TOTAL ASSETS                       $   1,469,425      $  2,140,465
                                        =============      ============

   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                      Consolidated Balance Sheets continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                            December 31        December 31
CURRENT LIABILITIES                            2000                1999
                                            -------------      ------------

   Accounts payable                         $     109,241      $     90,595
   Accrued expenses                                95,000             3,160
   Deferred tax liability                              -              1,587
   Current Obligations Under
     Capital Lease                                  3,080             3,880
  Current portion of Notes
     Payable & Mortgage Payable                   172,486            93,674
                                            -------------      ------------

      Total Current Liabilities                   379,807           192,896
                                            -------------      ------------

LONG-TERM DEBT

   Notes Payable                                   18,283                -
   Mortgage payable                                    -            293,332
   Notes payable - related party                  154,203            81,030
   Obligation Under Capital Lease                   3,080             5,914
      Less: Current Portion                      (175,566)          (97,554)
                                            -------------      ------------

     Total Long-Term Debt                              -            282,722
                                            -------------      ------------

         Total Liabilities                        379,807           475,618
                                            -------------      ------------

STOCKHOLDERS' EQUITY

   Common stock, $.0003 Par Value,
     Authorized 75,000,000 Shares;
     issued and outstanding
     13,854,228 and 11,850,964
     shares, respectively                           4,156             3,555
   Additional Paid-In Capital                  10,417,633        10,255,182
   Treasury Stock                                 (36,016)         (786,016)
   Stock Subscription receivable                 (240,000)         (240,000)
   Retained earnings                           (9,056,155)       (7,567,874)
                                            -------------      ------------

     Total Stockholders' Equity                 1,089,618         1,664,847
                                            -------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $   1,469,425      $  2,140,465
                                            =============      ============

   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                      Consolidated Statements of Operations
                               For the Years ended

                                        December 31        December 31
                                           2000                1999
                                        -------------      ------------

SALES                                   $      66,059      $    795,848

COST OF GOODS SOLD                             55,350           559,159
                                        -------------      ------------

GROSS PROFIT                                   10,709           236,689
                                        -------------      ------------

OPERATING EXPENSES
   General And Administrative
     Expenses                               1,336,686         1,236,626
   Depreciation and Amortization               47,557            38,833
   Research & Development                          -             14,308
                                        -------------      ------------

TOTAL OPERATING EXPENSES                    1,384,243         1,289,767
                                        -------------      ------------

OPERATING INCOME (LOSS)                    (1,373,534)       (1,053,078)
                                        -------------      ------------

OTHER INCOME AND (EXPENSES)
   Inventory Valuation Adjustment             (43,525)       (3,481,800)
   Other Income (Expense)                      (4,213)            3,501
   Defective Inventory                             -           (215,137)
   Gain (Loss) on Sale of
      Investments                             (44,503)              320
   Interest Income                                 -              3,311
   Interest Expense                           (12,862)          (15,848)
   Gain (Loss) on Sales of
      Assets                                 (130,490)               -
                                        -------------      ------------

     Total Other Income and
       (Expenses)                            (235,593)       (3,705,653)
                                        -------------      ------------

INCOME/(LOSS) BEFORE INCOME
TAXES                                      (1,609,127)       (4,758,731)
                                        -------------      ------------

INCOME TAX REFUND                             119,259                -

PROVISION FOR INCOME TAXES                      1,587            (4,387)
                                        -------------      ------------

NET INCOME/(LOSS)                       $  (1,488,281)     $ (4,754,344)
                                        =============      ============

NET INCOME/(LOSS) PER SHARE             $        (.12)     $       (.55)
                                        =============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                              12,769,366         8,705,881
                                        =============      ============

   The accompanying notes are an integral part of these financial statements.
                                       -6-

                                           Versatech, Inc.
                             (formerly D H Marketing & Consulting, Inc.)
                                  Statements of Stockholders' Equity
                           From December 31, 1998 through December 31, 2000


                                              Additional     Retained                     Stock
                           Common Stock        Paid-In        Earnings     Treasury      Subscription
                        Shares     Amount      Capital       (Deficit)       Stock       Receivable
                      ---------   --------   -----------   ------------   ----------    ---------
Balance,
December 31, 1998     8,419,964   $  2,526   $ 9,995,794   $ (2,813,530)  $ (814,766)   $(700,000)

April 99 -
treasury shares
exchanged for
services                      -          -        (2,955)             -        3,750            -

June 99 - treasury
shares exchanged for
services                      -          -       (21,900)             -       25,000            -

December 99 -
common shares
issued for
services at $.09
per share             3,181,000        954       285,746              -            -            -

December 99 -
common shares
issued for
software development
costs at $.09 per
share                   250,000         75        22,425              -            -            -

Cash received on
subscription
receivable                    -          -             -              -            -      436,072

Settlement on cash
received for
subscription
receivable                    -          -       (23,928)             -            -       23,928

Net loss for the year
ended December 31, 1999       -          -             -     (4,754,344)           -            -
                      ---------   --------   -----------   ------------   ----------    ---------
Balance,
December 31, 1999    11,850,964   $  3,555   $10,255,182   $ (7,567,874)  $ (786,016)   $(240,000)

February 00 - sold
treasury stock at
$.15 per share                -          -      (727,500)             -      750,000            -

July 00 - common
shares issued for
services at $.66
per share               745,867        224       492,049              -            -            -

July 00 - common
shares issued for
notes payable at
$.66 per share          102,233         31        67,443              -            -            -

July 00 - common
shares issued for
services at $.21
per share               822,254        246       172,427              -            -            -



   The accompanying notes are an integral part of these financial statements.
                                       -7-

                                           Versatech, Inc.
                             (formerly D H Marketing & Consulting, Inc.)
                                  Statements of Stockholders' Equity
                           From December 31, 1998 through December 31, 2000


                                              Additional     Retained                     Stock
                           Common Stock        Paid-In        Earnings     Treasury      Subscription
                        Shares     Amount      Capital       (Deficit)       Stock       Receivable
                      ---------   --------   -----------   ------------   ----------    ---------
Oct 00 - common
shares issued for
services at $.475
per share               268,740         81       127,571              -            -            -

Oct. 00 - common
shares issued for
notes payable at
$.475 per share          64,170         19        30,461              -            -            -

Net loss for the
year ended
December 31, 2000             -          -             -     (1,488,281)           -     (240,000)
                      ---------   --------   -----------   ------------   ----------    ---------

Balance,
December 31, 2000    13,854,228   $  4,156   $10,417,633   $ (9,056,155)  $  (36,016)   $(240,000)
                     ==========   ========   ===========   ============   ==========    =========






   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                      Consolidated Statements of Cash Flows

                                          December 31
                                               2000                1999
                                            -------------      ------------
Cash Flows From Operating
Activities

Net income (loss)                           $  (1,488,281)     $ (4,754,344)
Adjustments to Reconcile Net
Income (Loss) to
  Net Cash Used in Operating
  Activities:
   Depreciation and Amortization                   47,557            38,833
   Provisions for Doubtful Accounts                15,074            54,749
   Loss on disposal of assets                     130,490                 -
   Stock issued for services                      792,598           286,700
   Treasury shares exchanged for services               -             3,895
   (Gain) Loss on Sale of Investments              44,503              (320)
   Write down of collectibles                      43,525                 -
Change in Assets and Liabilities
    (Net of effects from
    purchase/sale of subsidiaries)
  (Increase) Decrease in:
   Accounts Receivable                                155           (78,677)
   Other Receivables                                   18               748
   Inventory                                       41,253         3,699,598
   Deposits                                         2,812                 -
   Increase/(decrease) in:
   Accounts Payable                               110,676            (1,298)
   Accrued Expenses                                91,840          (111,615)
   Deferred Income Taxes                           (1,587)           (4,388)
                                            -------------      ------------

     Net Cash Provided (Used)
     by Operating Activities                     (169,367)         (866,119)
                                            -------------      ------------

Cash Flows from Investing
Activities
  Sale of treasury stock                           22,500                 -
  Purchase of Property and
     Equipment                                          -            (6,415)
                                            -------------      ------------

     Net Cash Provided (Used)
     by Investing Activities                       22,500            (6,415)
                                            -------------      ------------

Cash Flows from Financing
Activities

  Proceeds from debt financing                    187,845           164,530
  Net Proceeds from Issuance
    of Common Stock                                     -           436,072
  Principal payments on debt financing            (44,478)           (9,409)
  Principal Payments on Capital
    Lease Obligations                              (2,834)           (2,888)
                                            -------------      ------------

     Net Cash Provided (Used)
     by Financing Activities                      140,533           588,305
                                            -------------      ------------

Net Increase (Decrease) in
Cash and Cash Equivalents
(Forwarded)                                        (6,334)         (284,229)
                                            -------------      ------------


   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                 December 31,       December 31,
                                    2000                1999
                                -------------      ------------

Net Increase (Decrease) in
Cash and Cash Equivalents
(Forwarded)                            (6,334)         (284,229)
                                -------------      ------------

Cash and Cash Equivalents
  Beginning                            24,609           308,838
                                -------------      ------------

  Ending                        $      18,275      $     24,609
                                =============      ============

Supplemental Disclosures of
Cash Flow Information:
  Cash payments for interest    $      12,862      $     15,848
                                =============      ============




   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies

a.  Nature of Business

Versatech, Inc. (formerly D H Marketing & Consulting Inc., a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994, when the Company merged with D.
H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring
D. H. Marketing, New York. The Company changed its name from D H Marketing & Consulting, Inc. to Versatech, Inc. on March 15, 2000.

On December 30, 1997 the Company completed a share exchange with Universal Network, Inc. (UNI), wherein the Company issued 1,900,123 shares of common stock for the remaining 76% interest in UNI, thus making UNI a wholly owned subsidiary of the Company. UNI is engaged in the sale and distribution of fine art, jewelry, bank notes and other collectables. In 1998 the Company added new consumable products such as skin care, juice and an all natural dietary supplement. UNI distributes its products to distributors of the Company using direct selling as well as traditional marketing methods (i.e.TV, radio media and the internet).

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

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies (continued)

e.  Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

f.  Provision for Income taxes

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

The principal sources of timing differences are different depreciation methods used for financial accounting and tax purposes.

The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 2000 and 1999:

                                   December 31    December 31
                                       2000          1999
                                  -------------    -----------
     Current provision for
     income taxes:
     Federal                      $          -     $         -
     State                                   -               -
     Deferred                                -          (4,387)
                                  ------------     -----------

     Total provision for
     income taxes                 $          -     $    (4,387)
                                  ============     ===========

     Deferred tax liability
     arising from:
     Acquisition of subsidiaries:
        UNI-depreciation
        differences                          -           1,587
                                  ------------     -----------
     Deferred tax liability                  -           1,587
                                  ------------     -----------
     Net deferred tax (asset)/
        liability                 $          -     $     1,587
                                  ============     ===========

The Company has incurred net operating losses of approximately $4.7 million, however because of the significant losses and its change of focus on a new product line, there is a 50% or greater chance the Company may not have taxable income during 2000. The allowance account therefore equals the deferred tax asset account for December 31, 2000 and 1999.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies (continued)

g.  Use of Estimates

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

h.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is equal to primary earnings per share. 750,000 options have been excluded from the fully diluted earnings per share calculation because their effects are anti-dilutive.

                                        Income(loss)    Shares        Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        ------------   ------------   -------------
For the year ended December 31, 2000:
 Income (loss) from operations          $ (1,373,534)
                                        ------------
 Basic EPS
 Income (loss) to common
 stockholders                           $ (1,488,281)    12,769,366   $        (.12)
                                        ============   ============   =============

For the year ended December 31, 1999:
 Income (loss) from operations          $ (1,053,078)
                                        ------------
 Basic EPS
 Income (loss) to common
 stockholders                           $ (4,754,344)     8,705,881   $        (.55)
                                        ============   ============   =============


NOTE 2 - Inventory

Inventories consisted of the following at December 31, 2000 and 1999:

                                       2000        1999
                                   -----------   -----------
     Consumable products                98,043       139,296
                                   -----------   -----------

                                   $    98,043   $   139,296
                                   ===========   ===========

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 3 - Arts & Collectibles

Arts & Collectibles consist primarily of stamps, coins and lithographs. Because the Company changed it's focus to distributing its consumable products, there have been little movement of it's collectibles inventory and therefore arts and collectibles have been classified as a long term asset.

NOTE 4 - Related Party Transactions

During 2000 and 1999, Michael Daily, an officer and director, loaned the Company $106,404 and $59,250, respectively. Mr. Daily was paid back in cash and stock the amount of $83,081 during 2000. The loan is non-interest bearing and due upon demand. As of December 31, 2000 and 1999, the loan balance is $82,573 and $59,250, respectively.

During 2000 and 1999, Ron Meredith, an officer and director, loaned the Company $41,349 and $21,780. The loan is non- interest bearing and due upon demand. As of December 31, 2000 and 1999, the loan balance is $71,630 and $30,281, respectively.

NOTE 5 - Going Concern

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

NOTE 6 - Stock Options

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

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 7 - Commitments and Contingencies

The Company is committed to a lease for office space through January 31, 2002, with monthly lease payments of $1,200 per month.

The total future minimum rental commitment at December 31, 2000, under this lease is $15,600, which is due as follows:

        Year Ending
        December 31,                    Amount
        ------------               --------------
           2000                    $       14,400
           2001                             1,200
                                   --------------
                                   $       15,600
                                   ==============

Rent expense for the year ended December 31, 2000 and 1999 is $3,250 and $35,394, respectively.

NOTE 8 - Note Payable

Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999.

Note payable is detailed as follows:              2000         1999
                                              -----------  -----------

Notes payable to a Corporation,
monthly payments of $2,612, through
July 2001 bears interest at 15.9%,
unsecured                                          18,283            -

Mortgage payable to a Limited Liability
Company monthly installments due of
$3,000 through December 2003, interest
accrues at 8.75%, secured by a building       $         -  $   293,332
                                              -----------  -----------

Total Notes Payable                                18,283      293,332
                                              -----------  -----------

Note Payable - related party is detailed as follows:

Note payable to an officer and director,
non-interest bearing and due upon demand           82,573       59,250

Note payable to an officer and director,
non-interest bearing and due upon demand           71,630       21,780
                                              -----------  -----------

Total Notes Payable - Related Party               154,203       81,030
                                              -----------  -----------

Total Notes Payable and Notes Payable -
Related Party                                     172,486      374,364
                                              -----------  -----------

Less current portion                             (172,486)     (93,674)
                                              -----------  -----------

Long Term Portion - Notes Payable             $         -  $   280,690
                                              ===========  ===========

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 8 - Note Payable (continued)

Future minimum principal payments on long term debt is as follows:

                 Year Ending
                 December 31,         Amount
                 ------------    -------------
                        2001           172,486
                                 -------------
                      Total      $     172,486
                                 =============


NOTE 9 - Capital Lease Obligations

The Company is committed to a capital lease for office equipment. The remaining balance of $3,080 is payable through February 2001.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2000, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name
(Age)               Since   Principal occupation for various years
------------------------------------------------------------------------------

Michael J. Daily    1996    President  of  the  Company  since June  of  1999, a
(52)                        director  of the  Company  since  January,  1996 and
                            Officer   since  April  10,  1997.   Mr.  Daily  was
                            honorably discharged from the U. S. Army in 1969. He majored in Business Administration in the California
                            College system from 1970-1973. Mr. Daily was the plant manager of a large California based mail order firm from 1971-1976. From 1977- 1985, Mr. Daily was a manager in the Food & Beverage industry in the Pennsylvania Pocono Mountains. Mr. Daily has been active in the Real Estate Industry from 1985 to May
                            1995 when he joined the Company. Mr. Daily was not on the Board of Directors in 1995.

Steve Krakonchuk     1997   A  director of the Company since June 20, 1997.  Mr.
(40)                        Krakonchuk  began working for the Company in January
                            of 1995 in the Company's Investor Relations area and as Vice President of Sales.

Ronald W. Meredith   1998   Chairman  of  the  Board since June of  1999,  and a
(59)                        director of the Company since January 21, 1998.  Mr.
                            Meredith  was  President of  Universal   Network  of
                            America, Inc. and its subsidiary, Universal Network,
                            Inc. until April  2001, when he resigned from these
                            positions.  Mr.  Meredith is  an Air Force  veteran,
                            having served from  1959  through  1979.  From 1979-
                            1988 he owned and operated a  manufacturing  company
                            in  Louisville,  Kentucky.  He currently sits on the
                            Board of Directors of that  company.  From July 1988
                            through  1994,  Mr.   Meredith  was  an  Independent
                            Representative and National Marketing Director with an environmental products company, where he sat on the Presidential Advisory Board. During this period annual sales of that company grew from 30 million dollars to more than 400 million dollars. From
                            September 1994 through February 1995, Mr. Meredith was an Independent Representative with a jewelry company, and is a member of the Board of the Jewelers Board of Trade. In may of 1995, he and several partners founded Universal Network, Inc.

Gary E. Stafford    1999    A director  of  the  Company since June of 1999. Mr.
(50)                        Stafford was Chief Financial Officer of the  Company
                            until April of 2001 when he tendered his resignation as an officer of the Company. Mr. Stafford held the position of Director of Operations of Universal Net-work, Inc. from January 1996 until his resignation in April 2001.

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

SUMMARY COMPENSATION TABLE


Name and
Principal                                                  Other annual
Position at 12/31/00      Year    Salary    Bonus           Compensation
__________________________________________________________________________

Michael J. Daily          2000      -0-        -0-              -0-
President                 1999      -0-        -0-             90,000*
                          1998


             *This  compensation  resulted  from the  issuance  of stock after a special board of directors meeting.

Option Grants in the Last Fiscal Year
-------------------------------------

     The Company did not grant any options in the last fiscal year.

Compensation of Directors
-------------------------

     Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 2000, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________

Michael J. Daily <F1><F2>
507 A North Market Street
Bushnell, FL 33513                 845,000 Shares            6.1%

Steve Krakonchuk <F2>
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3M1, Canada   950,000 Shares            6.9%

Ronald W. Meredith <F2>
507 A North Market Street
Bushnell, FL 33513                 1,068,624 Shares          7.7%

Gary E. Stafford <F2>
5647 Beneva Road
Sarasota, FL  34233-4103           -0- Shares                0%

-----------------------------
<F1>An Officer of the Company.
<F2>A Director of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                               PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description
-----------    ---------------------------------------
23.0           Consent of Accountant


Reports on Form 8-K
-------------------

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATECH, INC.
a Nevada Corporation

By:    /s/ MICHAEL J. DAILY           Date: April 17, 2001
           Michael J. Daily
           President and duly
           authorized officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ MICHAEL J. DAILY           Date: April 17, 2001
       Michael J. Daily
       Director

By:    /s/ STEVE KRAKONCHUK           Date: April 17, 2001
       Steve Krakonchuk
       Director

By:    /s/ RONALD W. MEREDITH         Date: April 17, 2001
       Ronald W. Meredith
       Director

By:    _______________________        Date: ________________
       Gary E. Stafford
       Director