Form 10QSB
period 2001-03-31
VERSATECH INC
filed 2001-05-21
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

Commission File Number 33-91240

                                 VersaTech, Inc.
       (Exact name of small business issuer as specified in its charter)

           Nevada                                88-0330263
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

                    421 E. Drinker Street, Dunmore, PA 18512
                    (Address of principal executive offices)

                                 (570) 342-9202
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, 13,854,228 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, Inc.

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Balance Sheet as of
                     March 31, 2001                         3

                     Statement of Operations for the
                     three months ended March 31,
                     2001 and 2000                          4

                     Statement of Cash Flows for the
                     three months ended March 31,
                     2001 and 2000                          5

                     Notes to Financial Statements          6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   7

Part II   Other Information                                 8

          Item 1     Legal Proceedings                      8
          Item 2     Changes in Securities and Use of
                     Proceeds                               8
          Item 3     Defaults upon Senior Securities        8
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       8
          Item 5     Other Information                      8
          Item 6     Exhibits and Reports on Form 8-K       8

Signatures                                                  9

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                                 Balance Sheets



               ASSETS
               ------
                                             March 31,   December 31,
                                               2001          2000
                                            ----------    ----------
                                            (Unaudited)
Current Assets
  Cash and Cash Equivalents                 $    7,356    $   18,275
  Accounts Receivable (Net of Allowance
    of $69,823)                                 10,000        10,000
  Notes Receivable                              18,500             -
  Other Receivables                              3,868         3,868
  Inventory                                     97,524        98,043
                                            ----------    ----------

Total Current Assets                           137,248       130,186
                                            ----------    ----------

Property & Equipment, Net                        7,548        12,335
                                            ----------    ----------

Other Assets
  Software Development Costs, Net               13,125        15,000
  Arts & Collectibles                        1,274,716     1,307,266
  Investments - Other                            1,000         1,000
  Deposits & Other Assets                        3,638         3,638
                                            ----------    ----------

Total Other Assets                           1,292,479     1,326,904
                                            ----------    ----------

    Total Assets                            $1,437,275    $1,469,425
                                            ==========    ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities
  Accounts Payable                          $  110,438    $  109,241
  Accrued Expenses                              96,064        95,000
  Current Obligations Under Capital Lease        2,271         3,080
  Current Portion of Notes Payable             162,183       172,486
                                            ----------    ----------

Total Current Liabilities                      370,956       379,807
                                            ----------    ----------

Long Term Liabilities
  Notes Payable                             $   10,447        18,283
  Notes Payable - Related Party                151,736       154,203
  Obligation Under Capital Lease Obligation      2,271         3,080
  Less: Current Portion of Notes Payable      (164,454)     (175,566)
                                            ----------    ----------
Total Long Term Liabilities                          -             -
                                            ----------    ----------

    Total Liabilities                          370,956       379,807
                                            ----------    ----------

Stockholders' Equity
  Common Stock, Authorized 75,000,000
    Shares of $.0003 Par Value,
    Issued and Outstanding 13,854,228            4,156         4,156
  Additional Paid in Capital                10,417,633    10,417,633
  Treasury Stock                               (36,016)      (36,016)
  Stock Subscription Receivable               (240,000)     (240,000)
  Retained Earnings (Deficit)               (9,079,454)   (9,056,155)
                                            ----------    ----------
Total Stockholders' Equity                   1,066,319     1,089,618
                                            ----------    ----------

    Total Liabilities and
    Stockholders' Equity                    $1,437,275    $1,469,425
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                             Statement of Operations
                                   (Unaudited)


                                         For the three  For the three
                                          months ended   months ended
                                             March 31,     March 31,
                                               2001          2000
                                            ----------    ----------

Revenues                                    $   53,372    $   27,838

Cost of Sales                                   33,006         6,296
                                            ----------    ----------

Gross Profit                                    20,366        21,542
                                            ----------    ----------

Operating Expenses
  General & Administrative                      43,665        85,428
                                            ----------    ----------

    Total Expenses                              43,665        85,428
                                            ----------    ----------

Net Operating Loss                             (23,299)      (63,886)
                                            ----------    ----------

Other Income(Expense)
  Interest Expense                                   -           (88)
                                            ----------    ----------

    Total Other Income(Expense)                      -           (88)
                                            ----------    ----------

Net Income (Loss)                           $  (23,299)   $  (63,974)
                                            ==========    ==========

Net Loss Per Share                               (0.00)        (0.01)
                                            ==========    ==========

Weighted Average Shares Outstanding         13,854,228    11,850,964
                                            ==========    ==========

    The accompanying notes are integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                             Statement of Cash Flows
                                   (unaudited)

                                          For the three months ended
                                                    March 31,
                                            ------------------------
                                               2001          2000
                                            ----------    ----------

Cash Flows from Operating Activities

  Net Loss                                  $  (23,299)   $  (63,974)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operations:
  Depreciation & Amortization                    5,562        10,475
  Change in Assets and Liabilities:
     Increase in Receivables                         -            17
     Increase in Inventory                         519         1,453
     Decrease in Arts & Collectibles            32,550             -
     Increase in Accounts Payable                1,197        15,886
     Decrease in Accrued Expenses                1,064         1,591
                                            ----------    ----------

  Net Cash Provided(Used) by Operating
    Activities                                  17,593       (34,552)

Cash Flows from Investing Activities
  Proceeds from Sale of Assets                   1,100
  Payment for Notes Receivable                 (18,500)            -
                                            ----------    ----------

  Net Cash Provided (Used) by
    Investing Activities                       (17,400)            -
                                            ----------    ----------

Cash Flows from Financing Activities
  Proceeds from Sale of Treasury Stock               -        22,500
  Proceeds from Debt Financing                       -        10,000
  Principal Payments on Notes Payable          (10,836)            -
  Proceeds on Notes Payable                        533
  Principal Payments on Capital Lease
     Obligations                                  (809)       (1,508)
                                            ----------    ----------

  Net Cash Provided(Used) by
    Financing Activities                       (11,112)       30,992
                                            ----------    ----------

Increase (Decrease) in Cash                    (10,919)       (3,560)
                                            ----------    ----------
Cash and Cash Equivalents at Beginning
  of Period                                     18,275        24,609
                                            ----------    ----------

Cash and Cash Equivalents at End of Period  $    7,356    $   21,049
                                            ==========    ==========
Cash Paid For:
  Interest                                  $        -    $       88
  Income Taxes                              $        -    $        -



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                        Notes to the Financial Statements
                                 March 31, 2001


GENERAL

Versatech, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 2000.


UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all normal and recurring adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RECENT EVENTS
-------------

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10KSB for the year ended December 31, 2000.

Forward-looking Statements

     This Form 10-QSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with the ability of the Company to raise additional capital or to continue as a going concern; the Company's ability to enter into international markets and/or the Company's ability to deliver to the market additional products for sale; the allocation of its resources as necessary to continue operations; the Company's ability to generate cash flow from revenue or other sources; the Company's ability to use its capital stock as a negotiable instrument for attracting additional business opportunities, paying expenses or other disbursements, attracting personnel or contractors and other business uses of the Company's capital stock. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

Overview

     During the first quarter, the Company continued sales of its limited edition art inventory and will do so in the second quarter. Due to employee resignations at the Company's wholly- owned subsidiary, Universal Network, the Company will assume all of the operations of Universal Network at the Company's Pennsylvania headquarters, to which it has relocated. The Company's focus remains on the growth and expansion of its anti-aging formula (Unitropin) and its internet presence via its LongerLiving.com subsidiary.

     Management of the Company expects that intermediate funding of the Company will take place in the third quarter and that it will potentially be able to make announcements about expansion into international markets, both with Unitropin and other potential consumer products. However, there is no assurance that the anticipated funding will take place or that it will take place when expected. Furthermore, there is no assurance that the Company will enter into international markets with its Unitropin product or with any other potential products.

RESULTS OF OPERATIONS
---------------------

Three  months  ended March 31, 2001 as compared to three  months ended March 31,
2000

     The Company had $53,372 in revenues for the three months ended March 31, 2001 as compared to the same period in 2000. The Company's loss from operations for the first three months of this year as compared to last year has shown a decrease from ($63,866) in 2000 to ($23,299) in the 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities provided net cash of $17,593 for the three months ended March 31, 2001 as compared to ($34,552) for the same period in 2000. This is due to the sales of artwork during this period for the year 2001.

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

     The United States Securities and Exchange Commission is conducting a formal investigation of the Company, with which the Company's management is in full cooperation. The outcome of such investigation is not known at this time. The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2.   Changes in Securities
          ---------------------

                 None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
                 None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On February 5, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under
               Item 5 that effective February 1, 2001, the Company had consolidated its corporate office and those of its wholly-owned subsidiary, Universal Network, into one location in Bushnell, Florida. (See updated information in Item 2, Management's Discussion and Analysis, of this Form 10-QSB.)

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 21, 2001

                                 VersaTech, Inc.


                                 /s/ MICHAEL J. DAILY
                                 --------------------
                                 Michael J. Daily
                                 Chief Executive Officer
                                 and duly authorized officer
                                 (Principal Financial and
                                 Accounting Officer)