Form 10QSB
period 2001-06-30
VERSATECH INC
filed 2001-08-14
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, 13,456,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, Inc.

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     June 30, 2001                          3

                     Consolidated Statements of Operations
                     for the three months and the six
                     months ended June 30, 2001 and 2000    4

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     2001 and 2000                          5

                     Notes to Financial Statements          6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   7

Part II   Other Information                                 8

          Item 1     Legal Proceedings                      8
          Item 2     Changes in Securities and Use of
                     Proceeds                               8
          Item 3     Defaults upon Senior Securities        8
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       8
          Item 5     Other Information                      8
          Item 6     Exhibits and Reports on Form 8-K       8

Signatures                                                  9

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                           Consolidated Balance Sheets



               ASSETS
               ------
                                             June 30,   December 31,
                                               2001          2000
                                            ----------    ----------
                                            (Unaudited)
Current Assets
  Cash and Cash Equivalents                 $    5,877    $   18,275
  Accounts Receivable (Net of Allowance
    of $69,823)                                 10,000        10,000
  Notes Receivable                              18,500             -
  Other Receivables                              3,868         3,868
  Inventory                                     97,198        98,043
                                            ----------    ----------

Total Current Assets                           135,443       130,186
                                            ----------    ----------

Property & Equipment, Net                        5,831        12,335
                                            ----------    ----------

Other Assets
  Software Development Costs, Net               11,250        15,000
  Arts & Collectibles                        1,161,893     1,307,266
  Investments - Other                            1,000         1,000
  Deposits & Other Assets                        3,638         3,638
                                            ----------    ----------

Total Other Assets                           1,177,781     1,326,904
                                            ----------    ----------

    Total Assets                            $1,319,055    $1,469,425
                                            ==========    ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities
  Accounts Payable                          $  106,486    $  109,241
  Accrued Expenses                              94,864        95,000
  Current Obligations Under Capital Lease        1,955         3,080
  Current Portion of Notes Payable             104,934       172,486
                                            ----------    ----------

Total Current Liabilities                      308,239       379,807
                                            ----------    ----------

Long Term Liabilities
  Notes Payable                             $   13,612        18,283
  Notes Payable - Related Party                 91,322       154,203
  Obligation Under Capital Lease Obligation      1,955         3,080
  Less: Current Portion of Long Term
         Liabilities                          (106,889)     (175,566)
                                            ----------    ----------
Total Long Term Liabilities                          -             -
                                            ----------    ----------

    Total Liabilities                          308,239       379,807
                                            ----------    ----------

Stockholders' Equity
  Common Stock, Authorized 75,000,000
    Shares of $.0003 Par Value,
    Issued and Outstanding 13,456,974
    and 13,854,228, Respectively                 4,037         4,156
  Additional Paid in Capital                10,334,328    10,417,633
  Treasury Stock                               (36,016)      (36,016)
  Stock Subscription Receivable               (240,000)     (240,000)
  Retained Earnings (Deficit)               (9,051,533)   (9,056,155)
                                            ----------    ----------
Total Stockholders' Equity                   1,010,816     1,089,618
                                            ----------    ----------

    Total Liabilities and
    Stockholders' Equity                    $1,319,055    $1,469,425
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Operations
                                   (Unaudited)

                                         For the three  For the three   For the six     For the six
                                          months ended   months ended   months ended    months ended
                                             June 30,      June 30,       June 30,        June 30,
                                               2001          2000           2001            2000
                                            ----------    ----------    ----------      ----------
Revenues                                    $    1,660    $   22,204    $   55,032      $   50,042

Cost of Sales                                    1,671         4,535        34,677          10,831
                                            ----------    ----------    ----------      ----------

Gross Profit (Loss)                                (11)       17,669        20,355          39,211
                                            ----------    ----------    ----------      ----------

Operating Expenses
  General & Administrative                      55,491        30,796        99,156         116,224
                                            ----------    ----------    ----------      ----------

    Total Expenses                              55,491        30,796        99,156         116,224
                                            ----------    ----------    ----------      ----------

Net Operating Loss                             (55,502)      (13,127)      (78,801)        (77,013)
                                            ----------    ----------    ----------      ----------

Other Income(Expense)
  Refund for consulting fees                    83,423             -        83,423               -
  Interest Expense                                   -       (12,650)            -         (12,738)
                                            ----------    ----------    ----------      ----------

    Total Other Income(Expense)                 83,423       (12,650)       83,423         (12,738)
                                            ----------    ----------    ----------      ----------

Net Income (Loss)                           $   27,921    $  (25,777)   $    4,622      $  (89,751)
                                            ==========    ==========    ==========      ==========

Net Income (Loss) Per Share                 $     0.00    $    (0.00)   $     0.00      $    (0.01)
                                            ==========    ==========    ==========      ==========

Weighted Average Shares Outstanding         13,854,228    11,850,964    13,854,228      11,850,964
                                            ==========    ==========    ==========      ==========


    The accompanying notes are integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Cash Flows
                                   (unaudited)

                                            For the six months ended
                                                    June 30,
                                            ------------------------
                                               2001          2000
                                            ----------    ----------

Cash Flows from Operating Activities

  Net Income (Loss)                         $    4,622    $  (89,751)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operations:
  Depreciation & Amortization                    9,154        15,350
  Shares cancelled for consulting fees         (83,423)
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Increase in Receivables                         -         1,273
     Decrease in Inventory                         845         5,079
     Decrease in Arts & Collectibles           145,373             -
     Increase (Decrease) in:
     Decrease in Accounts Payable               (2,756)       22,285
     Decrease in Accrued Expenses                 (136)         (522)
                                            ----------    ----------

  Net Cash Provided(Used) by Operating
    Activities                                  73,679       (46,286)
                                            ----------    ----------

Cash Flows from Investing Activities
  Proceeds from Sale of Assets                   1,100             -
  Payment for Notes Receivable                 (18,500)            -
                                            ----------    ----------

  Net Cash Provided (Used) by
    Investing Activities                       (17,400)            -
                                            ----------    ----------

Cash Flows from Financing Activities
  Proceeds from Sale of Treasury Stock               -        22,500
  Proceeds from Debt Financing                  10,000        16,566
  Principal Payments on Notes Payable          (78,085)       (5,262)
  Proceeds on Notes Payable                        533             -
  Principal Payments on Capital Lease
     Obligations                                (1,125)       (2,039)
                                            ----------    ----------

  Net Cash Provided(Used) by
    Financing Activities                       (68,677)       31,765
                                            ----------    ----------

Increase (Decrease) in Cash                    (12,398)      (14,521)
                                            ----------    ----------
Cash and Cash Equivalents at Beginning
  of Period                                     18,275        24,609
                                            ----------    ----------

Cash and Cash Equivalents at End of Period  $    5,877    $   10,088
                                            ==========    ==========
Cash Paid For:
  Interest                                  $        -    $   12,738
                                            ==========    ==========
  Income Taxes                              $        -    $        -
                                            ==========    ==========

Non-Cash Activities:
Cancellation of shares for consulting fees  $   83,423    $        -
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                                 June 30, 2001


GENERAL

Versatech, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 2000.


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


STOCKHOLDERS' EQUITY

During 2001, the Company cancelled 397,254 shares of its common stock. These shares were originally issued in July 2000 for consulting services at $83,423. The consulting services were not performed so the shares were returned by the consultant and retired at the original issue price. The Company has recorded other income of $83,423.

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

Overview

     During the second quarter, the Company continued sales of its limited edition art and other collectibles inventory and will do so in the third quarter. Due to employee resignations at the Company's wholly-owned subsidiary, Universal Network, the Company has assumed all of the operations of Universal Network at the Company's Pennsylvania headquarters, to which it has relocated. The Company's focus remains on the growth and expansion of its anti-aging formula (Unitropin) and its internet presence via its LongerLiving.com subsidiary. Management has been and is continuing to research one or more new product lines.

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

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2001 as compared to six months ended June 30, 2000

     The Company had revenues of $55,032 for the six months ended June 30, 2001 as compared to $50,042 the same period in 2000. The Company's loss from operations for the first six months of this year as compared to last year has shown an increase from ($77,013) in 2000 to ($78,801) in the 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities provided net cash of $73,679 for the six months ended June 30, 2001 as compared to ($46,286) for the same period in 2000. This is due to the sales of artwork during this period for the year 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On May 18, 2001 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that the Board of Directors elected Anthony S. Spiritosanto to fill a vacancy on the Board of Directors and under Item 6 that Ron Meredith resigned from the Company's Board of Directors

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

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