Form 10QSB
period 2001-09-30
VERSATECH INC
filed 2001-11-14
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, 13,456,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, Inc.

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     September 30, 2001                     3

                     Consolidated Statements of Operations
                     for the three months and the six
                     months ended September 30, 2001 and
                     2000                                   4

                     Consolidated Statements of Cash Flows
                     for the six months ended September
                     30, 2001 and 2000                      5

                     Notes to Financial Statements          6

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   7

Part II   Other Information                                 8

          Item 1     Legal Proceedings                      8
          Item 2     Changes in Securities and Use of
                     Proceeds                               8
          Item 3     Defaults upon Senior Securities        8
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       8
          Item 5     Other Information                      8
          Item 6     Exhibits and Reports on Form 8-K       8

Signatures                                                  9

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                           Consolidated Balance Sheets



               ASSETS
               ------
                                           September 30,  December 31,
                                               2001          2000
                                            ----------    ----------
                                            (Unaudited)
Current Assets
  Cash and Cash Equivalents                 $    6,955    $   18,275
  Accounts Receivable (Net of Allowance
    of $69,823)                                 10,000        10,000
  Notes Receivable                              18,500             -
  Other Receivables                              3,868         3,868
  Inventory                                          -        98,043
                                            ----------    ----------

Total Current Assets                            39,323       130,186
                                            ----------    ----------

Property & Equipment, Net                        4,114        12,335
                                            ----------    ----------

Other Assets
  Software Development Costs, Net                9,375        15,000
  Arts & Collectibles                          156,300     1,307,266
  Investments - Other                            1,000         1,000
  Deposits & Other Assets                        3,638         3,638
                                            ----------    ----------

Total Other Assets                             170,313     1,326,904
                                            ----------    ----------

    Total Assets                            $  213,750    $1,469,425
                                            ==========    ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities
  Accounts Payable                          $  105,093    $  109,241
  Accrued Expenses                              73,126        95,000
  Current Obligations Under Capital Lease        1,727         3,080
  Current Portion of Notes Payable             102,462       172,486
                                            ----------    ----------

Total Current Liabilities                      282,408       379,807
                                            ----------    ----------

Long Term Liabilities
  Notes Payable                             $   10,000        18,283
  Notes Payable - Related Party                154,462       154,203
  Obligation Under Capital Lease Obligation      1,727         3,080
  Less: Current Portion of Long Term
         Liabilities                          (104,189)     (175,566)
                                            ----------    ----------
Total Long Term Liabilities                     62,000             -
                                            ----------    ----------

    Total Liabilities                          344,408       379,807
                                            ----------    ----------

Stockholders' Equity
  Common Stock, Authorized 75,000,000
    Shares of $.0003 Par Value,
    Issued and Outstanding 13,456,974
    and 13,854,228, Respectively                 4,037         4,156
  Additional Paid in Capital                10,334,328    10,417,633
  Treasury Stock                               (36,016)      (36,016)
  Stock Subscription Receivable               (240,000)     (240,000)
  Retained Earnings (Deficit)              (10,193,007)   (9,056,155)
                                            ----------    ----------
Total Stockholders' Equity                    (130,658)    1,089,618
                                            ----------    ----------

    Total Liabilities and
    Stockholders' Equity                    $  213,750    $1,469,425
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Operations
                                   (Unaudited)

                                         For the three  For the three   For the six     For the six
                                          months ended   months ended   months ended    months ended
                                          September 30,  September 30,  September 30,   September 30,
                                               2001          2000           2001            2000
                                            ----------    ----------    ----------      ----------
Revenues                                    $    2,755    $    9,725    $   57,787      $   59,767

Cost of Sales                                      455         3,335        35,132          14,166
                                            ----------    ----------    ----------      ----------

Gross Profit (Loss)                              2,300         6,390        22,655          45,601
                                            ----------    ----------    ----------      ----------

Operating Expenses
  General & Administrative                      49,417        48,859       148,573         165,083
                                            ----------    ----------    ----------      ----------

    Total Expenses                              49,417        48,859       148,573         165,083
                                            ----------    ----------    ----------      ----------

Net Operating Loss                             (47,117)      (42,469)     (125,918)       (119,482)
                                            ----------    ----------    ----------      ----------

Other Income(Expense)
  Write off of inventory                       (97,198)            -       (97,198)              -
  Loss on sale of arts & collectibles         (997,159)            -      (997,159)              -
  Refund for consulting fees                         -             -        83,423               -
  Interest Expense                                   -          (124)            -         (12,862)
                                            ----------    ----------    ----------      ----------

    Total Other Income(Expense)             (1,094,357)         (124)   (1,010,934)        (12,862)
                                            ----------    ----------    ----------      ----------

Net Income (Loss)                          $(1,141,474)  $   (42,593)  $(1,136,852)    $  (132,344)
                                            ==========    ==========    ==========      ==========

Net Income (Loss) Per Share                 $    (0.08)   $    (0.00)   $    (0.08)     $    (0.01)
                                            ==========    ==========    ==========      ==========

Weighted Average Shares Outstanding         13,456,974    11,850,964    13,721,810      11,850,964
                                            ==========    ==========    ==========      ==========


    The accompanying notes are integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Cash Flows
                                   (unaudited)

                                            For the nine months ended
                                                  September 30,
                                            ------------------------
                                               2001          2000
                                            ----------    ----------

Cash Flows from Operating Activities

  Net Income (Loss)                        $(1,136,852)  $  (132,344)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operations:
  Depreciation & Amortization                   12,746        17,225
  Shares cancelled for consulting fees         (83,423)            -
  Write off of inventory                        97,198             -
  Loss on sale of arts & collectibles          997,159             -
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Receivables                                     -           690
     Inventory                                     845         8,423
     Arts & Collectibles                       153,807             -
     Increase (Decrease) in:
     Accounts Payable                           (4,148)       27,180
     Accrued Expenses                          (21,874)       (1,262)
                                            ----------    ----------

  Net Cash Provided(Used) by Operating
    Activities                                  15,458       (80,088)
                                            ----------    ----------

Cash Flows from Investing Activities
  Proceeds from Sale of Assets                   1,100             -
  Payment for Notes Receivable                 (18,500)            -
                                            ----------    ----------

  Net Cash Provided (Used) by
    Investing Activities                       (17,400)            -
                                            ----------    ----------

Cash Flows from Financing Activities
  Proceeds from Sale of Treasury Stock               -        22,500
  Proceeds from Debt Financing                  10,000        50,649
  Principal Payments on Notes Payable          (83,091)       (5,262)
  Proceeds on Notes Payable                     65,066             -
  Principal Payments on Capital Lease
     Obligations                                (1,353)       (1,909)
                                            ----------    ----------

  Net Cash Provided(Used) by
    Financing Activities                        (9,378)       65,978
                                            ----------    ----------

Increase (Decrease) in Cash                    (11,320)      (14,110)
                                            ----------    ----------
Cash and Cash Equivalents at Beginning
  of Period                                     18,275        24,609
                                            ----------    ----------

Cash and Cash Equivalents at End of Period  $    6,955    $   10,499
                                            ==========    ==========
Cash Paid For:
  Interest                                  $        -    $   12,862
                                            ==========    ==========
  Income Taxes                              $        -    $        -
                                            ==========    ==========

Non-Cash Activities:
Cancellation of shares for consulting fees  $   83,423    $        -
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 Versatech, Inc.
                   (formerly D H Marketing & Consulting, Inc.)
                        Notes to the Financial Statements
                               September 30, 2001




GENERAL

Versatech, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 2000.


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

Overview

     During the third quarter, the Company continued selling the balance of its already depreciated collectibles inventory and is endeavoring to do so in the fourth quarter. The Company's focus remains on the growth and expansion of its anti-aging formula (Unitropin) and its internet presence via its Longer Living.com subsidiary. Management has been and is continuing to research one or more new product lines.

     Management of the Company expects that intermediate funding of the Company should take place in the fourth quarter and that it will potentially be able to make announcements about expansion into international markets, both with Unitropin and other potential consumer products. However, there is no assurance that the anticipated funding will take place or that it will take place when expected. Furthermore, there is no assurance that the Company will enter into international markets with its Unitropin product or with any other potential products.

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

     The Company had revenues of $57,787 for the nine months ended September 30, 2001 as compared to $59,767 the same period in 2000. The Company's loss from operations for the first nine months of this year as compared to last year has shown an increase from ($132,334) in 2000 to ($1,141,474) in the 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities provided net cash of $15,458 for the nine months ended September 30, 2001 as compared to ($80,088) for the same period in 2000. This is due to the sales of artwork during this period for the year 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

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