Form 10KSB
period 2001-12-31
VERSATECH INC
filed 2002-05-15
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                         VERSATECH, INC.
           (formerly D.H. Marketing & Consulting, Inc.)
          (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

421 E. Drinker Street, Dunmore, PA                18512
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (570) 342-9202

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 2001, were $57,788 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/01, was $710,458.00.

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 31, 2002 the issuer has 13,591,974 outstanding shares of its $.0003 par value Common Stock.

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

     In May 2001, the Company discontinued all operations of its wholly-owned subsidiary Universal Network of America, Inc. ("Universal"). The
Company has resumed only those operations that may prove successful. The Company has transferred the trademark name of its proprietary product, Unitropin (hGH Formula Plus), from Universal to VersaTech. The Company will no longer market Unitropin through a network marketing system, affiliate marketing or homebased business opportunies progams. The Company will now market its Unitropin product directly to customers via its website, www.unitropin.com, and via wholesale distributors and retail outlets. Unitropin is manufactured for the Company by Garden State Nutritionals. Unitropin is a proprietary label mix of herbs, vitamins and adaptogens that the Company believes increases the body's own production of human growth hormone, which declines as we age.

     In December 2000, the Company signed an agreement with Manitou Technologies of Vancouver, British Columbia to secure an import permit from the government of People's Republic of China. Preliminary comments from Manitou Technologies believe this can be accomplished and all indicators are that product will be successful. Upon receipt of import permit, Manitou Technologies will act as the major marketer and distributor of the Company's product. Manitou has the affiliates and contacts in China to accomplish these efforts.

     In April 1999, LongerLiving.com was introduced as a domain for the Company, through its wholly-owned subsidiary LongerLiving.com, Inc. The Company has not made further progress on the LongerLiving.com website due to limited resources; however, management intends to create its internet health community when resources become available. The intent of LongerLiving.com is to become the leading provider of quality content covering anti-aging advances and health on the Internet.

ITEM 2 - DESCRIPTION OF PROPERTY

     In mid April, the Company relocated to Dunmore, Pennsylvania. The Company leases approximately 1,200 square feet for offices and warehouse for $800 per month on a month-to-month basis.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to the Security Holders for their approval.

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to VersaTech, Inc. Prior to March 27, 2000, the Company's trading symbol was "DHMG".

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 2001, 2000 and 1999 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
__________________________________________________________
March 31, 1999                 $  1.15     $ 1.09
June 30, 1999                  $   .5625   $  .53
September 30, 1999             $   .2810   $  .218
December 31, 1999              $   .18     $  .156
March 31, 2000             			 $  1.50     $  .15
June 30, 2000                  $   .938    $  .156
September 30, 2000             $  1.53     $  .281
December 31, 2000              $   .51     $  .105
March 31, 2001                 $   .16     $  .04
June 30, 2001                  $   .15     $  .05
September 30, 2001             $   .08     $  .04
December 31, 2001              $   .08     $  .04

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     In May 2001 the Company made the decision to discontinue all operations of Universal, dissolving the network marketing program for Unitropin, and liquidating the collectibles business in order to consolidate resources, conserve capital, and refocus the business. During this time, the Company transferred the trademark for Unitropin from Universal to Versatech and re-established its relationship with the manufacturer of Unitropin. In addition, the Company entered into numerous discussions with outside parties regarding a possible business venture for a new product. The Company has been unsuccessful to date in closing a deal for this potential new product.

     During the fiscal year 2001, the Company derived revenue from liquidating collectibles and from limited sales of Unitropin, due to limited Unitropin inventory. Additionally, operating expenses were funded by loans from officers, directors and shareholders of the Company totalling approximately $150,000. The Company has recently purchased additional Unitropin product.

                    PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

                             VERSATECH, INC.
                (Formerly D H Marketing & Consulting, Inc.)
                            and Subsidiaries

                    CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001 and 2000

                             C O N T E N T S


Auditor's Report....................................................... 3

Consolidated Balance Sheets............................................ 4

Consolidated Statements of Operations.................................. 6

Consolidated Statements of Stockholders' Equity........................ 7

Consolidated Statements of Cash Flows.................................. 9

Notes to the Consolidated Financial Statements......................... 11

                                [LETTERHEAD]



                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------



To the Board of Directors and Stockholders of Versatech, Inc. (formerly D H Marketing & Consulting, Inc.)

We have audited the accompanying consolidated balance sheets of Versatech, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versatech, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ CHISHOLM & ASSOCIATES
Chisholm & Associates
North Salt Lake, Utah
May 14, 2002

                             VERSATECH, INC.
                (Formerly D H Marketing & Consulting, Inc.)
                      Consolidated Balance Sheets


                                 ASSETS
                                 ------

                                                         December 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------

CURRENT ASSETS

  Cash and cash equivalents                      $     3,233    $    18,275
  Accounts receivable, net of allowance -
   2001 $79,523 and 2000 $69,823                           -         10,000
  Other receivables                                        -          3,868
  Inventory                                                -         98,043
                                                 -----------    -----------

     Total Current Assets                              3,233        130,186
                                                 -----------    -----------
INVESTMENTS

  Investments - other                                  1,000          1,000
                                                 -----------    -----------

     Total Investments                                 1,000          1,000
                                                 -----------    -----------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                       19,084         20,184
  Equipment                                          188,976        188,976
  Accumulated depreciation                          (192,740)      (204,325)
                                                 -----------    -----------

     Net Property and Equipment                       15,321          4,835
                                                 -----------    -----------

OTHER ASSETS

  Software development costs                          22,500         22,500
  Deposits and other assets                            3,638          3,638
  Arts and collectibles                               14,610      1,307,266
                                                 -----------    -----------

     Total Other Assets                               40,748      1,333,404
                                                 -----------    -----------

     TOTAL ASSETS                                $    60,301    $ 1,469,425
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         December 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------

CURRENT LIABILITIES

  Accounts payable                               $   107,892    $   109,241
  Accrued expenses                                   182,796         95,000
  Current obligations under capital lease              1,421          3,080
  Current portion of notes payable                   178,247        172,486
                                                 -----------    -----------

     Total Current Liabilities                       468,935        379,807
                                                 -----------    -----------

LONG-TERM DEBT

  Notes payable                                            -         18,283
  Notes payable - related party                      178,247        154,203
  Obligation under capital lease                       1,421          3,080
  Less: current portion                             (179,668)      (175,566)
                                                 -----------    -----------

     Total Long-Term Debt                                  -              -
                                                 -----------    -----------

     Total Liabilities                               468,935        379,807
                                                 -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.0003 par value, authorized
   75,000,000 shares; issued and outstanding
   13,591,974 and 13,854,228 shares,
   respectively                                        4,078          4,156
  Additional paid-in capital                      10,424,461     10,417,633
  Treasure stock                                     (36,016)       (36,016)
  Stock subscription receivable                     (240,000)      (240,000)
  Retained earnings                              (10,561,157)    (9,056,155)
                                                 -----------    -----------

     Total Stockholders' Equity                     (408,634)     1,089,618
                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    60,301    $ 1,469,425
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                VERSATECH, INC.
                 (Formerly D H Marketing & Consulting, Inc.)
                    Consolidated Statements of Operations

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------

SALES                                            $    57,788    $    66,059

COST OF GOODS SOLD                                    35,300         55,350
                                                 -----------    -----------

GROSS PROFIT                                          22,488         10,709
                                                 -----------    -----------

OPERATING EXPENSES

  General and administrative expenses                258,285      1,336,686
  Depreciation and amortization                       16,056         47,557
                                                 -----------    -----------

     Total Operating Expenses                        274,341      1,384,243
                                                 -----------    -----------

OPERATING INCOME (LOSS)                             (251,853)    (1,373,534)
                                                 -----------    -----------

OTHER INCOME AND (EXPENSES)

  Inventory valuation adjustments                   (235,262)       (43,525)
  Other income (expense)                                   -         (4,213)
  Gain (loss) on sale of investments                       -        (44,503)
  Interest expense                                   (26,728)       (12,862)
  Gain (loss) on sale of assets                     (991,159)      (130,490)
                                                 -----------    -----------

     Total Other Income and (Expenses)            (1,253,149)      (235,593)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (1,505,002)    (1,609,127)

INCOME TAX REFUND                                          -        119,259

PROVISION FOR INCOME TAXES                                 -          1,587
                                                 -----------    -----------

NET INCOME (LOSS)                                $(1,505,002)   $(1,488,281)
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE                      $     (0.11)   $     (0.12)
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          13,579,211     12,769,366
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              VERSATECH, INC.
               (Formerly D H Marketing & Consulting, Inc.)
             Consolidated Statements of Stockholders' Equity
             From December 31, 1998 through December 31, 2001



                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 1998           8,419,964  $ 2,526  $  9,995,794   $ (2,813,530)  $ (814,766)  $ (700,000)

April 99 - treasury shares
 exchanged for services                      -        -        (2,955)             -        3,750            -

June 99 - treasury shares
 exchanged for services                      -        -       (21,900)             -       25,000            -

December 99 - common shares
 issued for services at $0.09
 per share                           3,181,000      954       285,746              -            -            -

December 99 - common shares
 issued for software development
 costs at $0.09 per share              250,000       75        22,425              -            -            -

Cash received on subscription
 receivable                                  -        -             -              -            -      436,072

Settlement on cash received for
 subscription receivable                     -        -       (23,928)             -            -       23,928

Net loss for the year ended
 December 31, 1999                           -        -             -     (4,754,344)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 1999          11,850,964    3,555    10,255,182     (7,567,874)    (786,016)    (240,000)


February 00 - sold treasury
 stock at $0.15 per share                    -        -      (727,500)             -      750,000            -

July 00 - common shares issued for
 services at $0.66 per share           745,867      224       492,049              -            -            -

July 00 - common shares issued for
 nots payable at $0.66 per share       102,233       31        67,443              -            -            -

July 00 - common shares issued for
 services at $0.21 per share           822,254      246       172,427              -            -            -

October 00 - common shares issued
 for services at $0.475 per share      268,740       81       127,571              -            -            -

October 00 - common shares issued
 for notes payable at $0.475 per
 share                                  64,170       19        30,461              -            -            -

Net loss for the year ended
 December 31, 2000                           -        -             -     (1,488,281)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2000          13,854,228  $ 4,156  $ 10,417,633   $ (9,056,155)  $  (36,016)  $ (240,000)
                                    ----------  -------  ------------   ------------   ----------   ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                VERSATECH, INC.
                 (Formerly D H Marketing & Consulting, Inc.)
         Consolidated Statements of Stockholders' Equity (Continued)
               From December 31, 1998 through December 31, 2001


                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 2000          13,854,228  $ 4,156  $ 10,417,633   $ (9,056,155)  $  (36,016)  $(240,000)

April -1 - cancellation of common
 stock                                (397,254)    (119)          119              -            -           -

November 01 - common shares
 issued for services at $0.05 per
 share                                 135,000       41         6,709              -            -           -

Net loss for the year ended
 December 31, 2001                           -        -             -     (1,505,002)           -           -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2001          13,591,974  $ 4,078  $ 10,424,461   $ 10,561,157   $  (36,016)  $  240,000
                                    ==========  =======  ============   ============   ==========   ==========


















The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                      Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $(1,505,002)   $(1,488,281)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                     16,056         47,557
    Provisions for doubtful accounts                  10,000         15,074
    Loss on disposal of fixed assets                       -        130,490
    Stock issued for services                          6,750        792,598
    (Gain) loss on sale of investments                     -         44,503
    Write-down on collectibles                             -         43,525
  Change in assets and liabilities (net of
   effects from purchase/sale of subsidiaries):
   (Increase) decrease in:
    Accounts receivable                                    -            155
    Other receivables                                  3,868             18
    Inventory                                         98,043         41,253
    Deposits                                               -          2,812
    Arts and collectibles                          1,292,565              -
  Increase (decrease in:
    Accounts payable                                  (1,349)       110,676
    Accrued expenses                                  87,796         91,840
    Deferred income taxes                                  -         (1,587)
                                                 -----------    -----------

     Net Cash Provided (Used) by Operating
     Activities                                        8,818       (169,367)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of treasury stock                                   -         22,500
  Purchase of property and equipment                 (24,882)             -
                                                 -----------    -----------

     Net Cash Provided (Used) by Investing
     Activities                                      (24,882)        22,500
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                        95,674        187,845
  Principal payments of debt financing               (89,913)       (44,478)
  Principal payments on capital lease
   obligations                                        (4,739)        (2,834)
                                                 -----------    -----------

     Net Cash Provided (Used) by Financing
     Activities                                        1,022        140,533
                                                 -----------    -----------

NET INCREASE (DECREASE IN CASH AND CASH
EQUIVALENTS                                          (15,042)        (6,334)

CASH AND CASH EQUIVALENTS

  BEGINNING                                           18,275         24,609
                                                 -----------    -----------

  ENDING                                         $     3,233    $    18,275
                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
 Information:
  Cash payments for interest                     $    19,662    $    12,862
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000


NOTE 1 - SUMMARY FO SIGNIFICANT ACCOUNTING POLICIES

         a.  Nature of Business

         Versatech, Inc. (formerly D H Marketing & Consulting Inc.), a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994, when the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing, New York. The Company changed its name from D H Marketing & Consulting, Inc. to Versatech, Inc. on March 15, 2000.

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

         b.  Principles of Consolidation

         The consolidated financial statements include the accounts of VersaTech, Inc., its wholly-owned subsidiaries Financial
         Communication Services, Inc. (FCS) and Universal Network, Inc (UNI). All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

         e.  Fair Value fo Financial Instruments

         Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         The deferred tax liability and the provision for income taxes is calculated as follows at December 31, 2001 and 2000:

                                                         December 31,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------

         Current provision for income taxes:
         Federal                                   $      -     $      -
         State                                            -            -
         Deferred                                         -            -
                                                   --------     --------

         Total provision for income taxes          $      -     $      -
                                                   ========     ========

         Deferred tax liability arising from:
         Acquisition of subsidiaries:
          UNI-depreciation differences                    -            -
                                                   --------     --------
         Deferred tax liability                           -            -
                                                   --------     --------
         Net deferred tax (asset) liability        $      -     $      -
                                                   ========     ========

         The Company has incurred net operating losses of approximately $6.2 million, however because of the significant losses and its change of focus on a new product line, there is a 50% or greater chance the Company may not have taxable income during 2000. The allowance account therefore equals the deferred tax asset account for December 31, 2001 and 2000.

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

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------

         For the year ended
          December 31, 2001:
            Income (loss) from operations   $  (251,853)
                                            -----------
            Basic EPS
            Income (loss) to common
             stockholders                   $(1,505,002)  13,579,211  $(0.11)
                                            ===========   ==========  ======

         For the year ended
          December 31, 2000:
            Income (loss) from operations   $(1,373,534)
                                            -----------
            Basic EPS
            Income (loss) to common
             stockholders                   $(1,488,281)  12,769,366  $(0.12)
                                            ===========   ==========  ======


NOTE 2 - INVENTORY

         Inventories consisted of the following at December 31, 2001 and 2000:

                                                2001              2000
                                              ---------       ----------

             Consumable products              $       -       $   98,043
                                              =========       ==========

                                              $       -       $   98,043
                                              =========       ==========

NOTE 3 - ARTS AND COLLECTIBLES

         Arts & Collectibles consist primarily of lithographs. Because the Company changed it's focus to distributing its consumable products, there have been little movement of it's collectibles inventory and therefore arts and collectibles have been classified as a long term asset.

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000



NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2001, six shareholders of the Company loaned the Company $87,000. These convertible loans are interest bearing at 20% and are due upon demand. As of December 31, 2001, the loan balance is $87.000.

         During 2001 and 2000, Michael Daily, an officer and director, loaned the Company $62,884 and $106,404, respectively. Mr. Daily was paid back in cash and stock the amount of $83,081during 2000. The loan is non-interest bearing and due upon demand. As of December 31, 2001 and 2000, the loan balance is $91,247 and $82,573, respectively.

         During 2000, Ron Meredith, an officer and director, loaned the Company $41,349. The loan is non-interest bearing and due upon demand. As of December 31, 2000 and 1999, the loan balance is $71,630 and $30,281, respectively

NOTE 5 - GOING CONCERN

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

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000



NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company is committed to a lease for office space through January 31, 2002, with monthly lease payments of $1,200 per month.

         The total future minimum rental commitment at December 31, 2001, under this lease is $1,200, which is due as follows:

                   Year Ending
                   December 31,               Amount
                   ------------            -----------

                      2001                 $     1,200
                                           -----------
                                           $     1,200
                                           ===========

         Rent expense for the year ended December 31, 2001 and 2000 is $21,770 and $35,394, respectively.

NOTE 8 - NOTE PAYABLE

         Long Term Liabilities are detailed in the following schedules as of December 31, 2001 and 2000:


         Note payable is detailed as follows:             2001       2000
                                                      ---------   ----------

         Notes payable to a Corporation, monthly
         payments of $2,612, through July 2001
         bears interest at 15.9%, unsecured           $       -   $   18,283
                                                      ---------   ----------

         Total Notes Payable                                  -       18,283

         Note Payable - related party is detailed as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand        91,247       82,573

         Note payable to an officer and director,
         non-interest bearing and due upon demand             -       71,630

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                30,000            -

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                20,000            -
                                                      ---------   ----------

         Balance Forward                              $ 141,247   $  154,203
                                                      ---------   ----------

                                VERSATECH, INC.
                  (Formerly D H Marketing & Consulting, Inc.)
                       Notes to the Financial Statements
                          December 31, 2001 and 2000


NOTE 8 - NOTE PAYABLE (Continued)
         Balance Forward                              $ 141,247   $  154,203

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000            -

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                 7,000            -

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000            -

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000
                                                      ---------   ----------

         Total Notes Payable - Related Party            178,247      154,203

         Less current portion                          (178,247)    (154,203)
                                                      ---------   ----------

         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

         Future minimum principal payments on long-term debt is as follows:

                  Year Ending
                  December 31,                    Amount
                  ------------                  ----------

                     2002                       $  178,247
                                                ----------

                                                $  178,247
                                                ==========

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 2001, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name               Principal Occupation
(Age)               Since   for various years
------------------------------------------------------------------------------

Michael J. Daily    1996    President of the Company since June of 1999, a
                            director of the Company since January, 1996 and
 (53)                       Officer since April 10, 1997.  Mr. Daily was
                            honorably discharged from the U. S. Army in 1969.
                            He majored in Business Administration in the California College system from 1970-1973. Mr.
                            Daily was the plant manager of a large California based mail order firm from 1971-1976. From 1977-
                            1985, Mr. Daily was a manager in the Food &
                            Beverage industry in the Pennsylvania Pocono
                            Mountains.  Mr. Daily has been active in the Real
                            Estate Industry from 1985 to May 1995 when he joined the Company. Mr. Daily was not on the Board of Directors in 1995.

Steve
Krakonchuk           1997   A director of the Company since June 20, 1997.
    (41)                    Mr. Krakonchuk began working for the Company in
                            January of 1995 in the Company's Investor
                            Relations area and as Vice President of Sales.

Anthony
Spiritosanto         2001   A director of the Company since May 11, 2001.  Mr.
     (63)                   Spiritosanto also serves on the board of Government
                            Employees Health Association and is an outside board member of the Faith and Family Foundation.
                            He operates a company which he founded, Career
                            Alternatives Incorporated, to coach, advise and instruct people on how to set up a home business to improve their lives. Mr. Spiritosanto has been a registered investment advisor and has retired from a career with the U.S. government.

Gary E. Stafford    1999    A director of the Company since June of 1999, Mr.
    (49)                    Stafford has been employed at New Europe Concepts
                            Inc. as an Executive Vice President/Chief Operating
                            Officer for the last two years. He previously held the position of Director of Operations of Universal
                            Network, Inc. from January of 1996 until April of
                            2001.

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

SUMMARY COMPENSATION TABLE


Name and
Principal                                                  Other annual
Position at 12/31/01      Year    Salary    Bonus           Compensation
__________________________________________________________________________

Michael J. Daily          1999     -0-        -0-             90,000*
President                 2000     -0-        -0-             -0-
                          2001     -0-        -0-             -0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 2001, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________

Michael J. Daily <F1><F2>
421 Drinker Street
Dunmore, PA 18512                  704,000 Shares            5.1%

Steve Krakonchuk <F1<F2>
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3M1, Canada   930,000 Shares            6.8%

Gary E. Stafford<F2>
5647 Beneva Road
Sarasota, FL  34233-4103           25,000 Shares             <F3>

Anthony Spiritosanto<F2>
421 Drinker Street
Dunmore, PA  18512                 92,000 Shares             <F3>

-----------------------------
<F1>An Officer of the Company.
<F2>A Director of the Company.
<F3>Less than one percent.

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


                               PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

23.0        Consent of Independent Auditors

Reports on Form 8-K
-------------------
The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATECH, INC.
a Nevada Corporation

By:    /s/ MICHAEL J. DAILY           Date: May 14, 2002
       Michael J. Daily
       President and Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ MICHAEL J. DAILY           Date: May 14, 2002
       Michael J. Daily
       Director

By:    /s/ STEVE KRAKONCHUK           Date: May 14, 2002
       Steve Krakonchuk
       Director

By:    _______________________        Date: ________________
       Anthony Spiritosanto
       Director

By:    /s/ GARY E. STAFFORD           Date: May 14, 2002
       Gary E. Stafford
       Director