Form 10QSB
period 2002-06-30
VERSATECH INC
filed 2002-09-16
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, 13,591,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, Inc.

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     June 30 , 2002                         3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     June 30, 2002 and 2001                 5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     June 30, 2002 and 2001                 6

                     Notes to Financial Statements          7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  10

                         Versatech, Inc. and Subsidiaries
                   (formerly D H Marketing & Consulting, Inc.)
                           Consolidated Balance Sheets



               ASSETS
               ------
                                             June 30     December 31,
                                               2002          2001
                                            ----------    ----------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                      $        -    $    3,233
  Accounts receivable, net of allowance
    of $79,624 and $79,823                           -             -

Total Current Assets                                 -         3,233
                                            ----------    ----------

INVESTMENTS

  Investments - other                            1,000         1,000
                                            ----------    ----------

Total Investments                                1,000         1,000
                                            ----------    ----------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                 19,084        19,084
  Equipment                                    188,976       188,976
  Accumulated depreciation                    (198,242)     (192,740)
                                            ----------    ----------
Net Property and Equipment                       9,818        15,320
                                            ----------    ----------

OTHER ASSETS

  Software development costs                    22,500        22,500
  Deposits and other assets                      3,638         3,638
  Arts and collectibles                         14,610        14,610
                                            ----------    ----------

Total Other Assets                              40,748        40,748
                                            ----------    ----------

    TOTAL ASSETS                            $   51,566    $   60,301
                                            ==========    ==========
                                            ----------    ----------

                         Versatech, Inc. and Subsidiaries
                   (formerly D H Marketing & Consulting, Inc.)
                           Consolidated Balance Sheets



               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                              June 30    December 31,
                                               2002          2001
                                            ----------    ----------
                                            (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                            $    2,334    $        -
  Accounts Payable                             107,892    $  107,892
  Accrued Expenses                             233,329       182,796
  Current obligations under capital lease            -             -
  Current portion of notes payable             195,317       178,247
                                            ----------    ----------

Total Current Liabilities                      538,872       468,935
                                            ----------    ----------

LONG-TERM DEBT

  Notes Payable - Related Party                195,317       178,247
  Obligation under capital lease                     -             -
  Less: current portion                       (195,317)     (178,247)
                                            ----------    ----------
Total Long Term Liabilities                          -             -
                                            ----------    ----------

    TOTAL LIABILITIES                          538,872       468,935
                                            ----------    ----------

STOCKHLDERS' EQUITY

  Common Stock, Authorized 75,000,000
    Shares of $.0003 Par Value,
    Issued and Outstanding 13,591,974
    and 13,591,974 shares                       4,078         4,078
  Additional Paid in Capital                10,424,461    10,424,461
  Treasury stock                               (36,016)      (36,016)
  Stock subscription receivable               (240,000)     (240,000)
  Retained earnings (deficit)              (10,639,829)  (10,561,157)
                                            ----------    ----------
Total Stockholders' Equity                    (487,306)     (408,634)
                                            ----------    ----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                    $   51,566    $   60,301
                                            ==========    ==========

                         Versatech, Inc. and Subsidiaries
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Operations
                                   (Unaudited)


                                         For the three  For the three For the six    For the six
                                          months ended   months ended months ended  months ended
                                              June 30,      June 30,    June 30,       June 30,
                                               2002          2001         2002          2001
                                            ----------    ----------   ----------    ----------
REVENUES                                    $    3,533    $    1,660   $    3,533    $   55,032

COST OF GOODS SOLD                                   -         1,671           57        34,677

GROSS PROFIT                                     3,533           (11)       3,476        20,355

OPERATING EXPENSES:

  General & administrative expenses             34,592        55,491       71,876        99,156
                                            ----------    ----------   ----------    ----------

    Total Operating Expenses                    34,59         55,491       71,876        99,156
                                            ----------    ----------   ----------    ----------

OPERATING INCOME (LOSS)                        (31,059)      (55,502)     (68,400)      (78,801)
                                            ----------    ----------   ----------    ----------

OTHER INCOME (EXPENSES):

  Refund for consulting fees                         -        83,423            -        83,423
  Interest expense                              (5,588)            -      (10,272)            -
  Gain (loss) on sale of assets                      -             -            -             -
                                            ----------    ----------   ----------    ----------

    Total Other Income(Expense)                 (5,588)       83,423      (10,272)       83,423
                                            ----------    ----------   ----------    ----------

NET INCOME (LOSS)                           $  (36,647)   $   27,921   $  (78,672)   $    4,622
                                            ==========    ==========   ==========    ==========

NET INCOME (LOSS) PER SHARE                 $    (0.00)   $     0.00   $    (0.01)   $     0.00
                                            ==========    ==========   ==========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES           13,591,974    13,854,228   13,591,974    13,854,228
                                            ==========    ==========   ==========    ==========

                         Versatech, Inc. and Subsidiaries
                   (formerly D H Marketing & Consulting, Inc.)
                       Consolidated Statements of Cash Flows
                                   (unaudited)

                                            For the six months ended
                                                      June 30,
                                            ------------------------
                                               2002          2001
                                            ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                        $   (78,672)  $     4,622
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operations:
  Depreciation & Amortization                    5,502         9,154
  Shares cancelled for consulting fees               -       (83,423)
  Change in Assets and Liabilities:
     (Increase) Decrease in Inventory                -           845
     (Increase) Decrease in Arts &
         Collectibles                                -       145,373
     Increase (Decrease) in Bank Overdraft       2,334             -
     Increase (Decrease) in Accounts
         Payable                                     -        (2,756)
     Increase (Decrease) in Accrued
         Expenses                               50,533          (136)
                                            ----------    ----------

  Net Cash Provided(Used) by Operating
    Activities                                 (20,303)       73,679
                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Assets                       -         1,100
  Payment from Notes Receivable                      -       (18,500)
                                            ----------    ----------

  Net Cash Provided (Used) by
    Investing Activities                             -       (17,400)
                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                       -        10,000
  Principal Payments on Notes Payable             (300)      (78,085)
  Proceeds from Notes Payable                   17,370           533
  Principal Payments on Capital Lease
     Obligations                                     -        (1,125)
                                            ----------    ----------

  Net Cash Provided(Used) by
    Financing Activities                        17,070       (68,677)
                                            ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                     (3,233)      (12,398)
                                            ----------    ----------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      3,233        18,275
                                            ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $        -    $    5,877
                                            ==========    ==========
Cash Paid For:
  Interest                                  $        -    $        -
                                            ==========    ==========
  Income Taxes                              $        -    $        -
                                            ==========    ==========

                          Versatech, Inc. and Subsidiaries
                   (formerly D H Marketing & Consulting, Inc.)
                  Notes to the Consolidated Financial Statements
                                   June 30, 2002




GENERAL

Versatech, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the fiscal year ended December 31, 2001.


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2002

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