Form 10QSB
period 2002-09-30
VERSATECH INC
filed 2002-12-11
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2002

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

                                 (888) 222-9392
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, 13,591,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, Inc.

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     September 30 , 2002                    3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     September 30, 2002 and 2001            5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     September 30, 2002 and 2001            6

                     Notes to Financial Statements          7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  10

                           Versatech, Inc. and Subsidiaries
                       (Formerly D H Marketing & Consulting, Inc.)
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                September 30,           December 31,
                                                    2002                    2001
                                                -------------           ------------
						(Unaudited)
CURRENT ASSETS
  Cash                                          $       -               $    3,233
  Accounts receivable, net of allowance
    of $79,624 and $79,823                              -                        -

     Total Current Assets                               -                    3,233
                                                ---------               ----------

INVESTMENTS

  Investments - other                               1,000                    1,000
                                                ---------               ----------

     Total Investments	                            1,000                    1,000
                                                ---------               ----------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    19,084                   19,084
  Equipment                                       188,976                  188,976
  Accumulated depreciation                       (200,880)                (192,740)
                                                ---------               ----------

     Net Property and Equipment	                    7,180                   15,320
                                                ---------               ----------

OTHER ASSETS

  Software development costs                       22,500                   22,500
  Deposits and other assets                         3,638                    3,638
  Arts and collectibles	                           14,610                   14,610
                                                ---------               ----------

     Total Other Assets	                           40,748                   40,748
                                                ---------               ----------

     TOTAL ASSETS                                 $48,928                  $60,301
                                                =========               ==========

                                               3

                            Versatech, Inc. and Subsidiaries
                       (Formerly D H Marketing & Consulting, Inc.)
                               Consolidated Balance Sheets



                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                September 30,           December 31,
                                                    2002                    2001
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Bank overdraft                                $   2,611               $        -
  Accounts payable                                107,892                  107,892
  Accrued expenses                                259,072                  182,796
  Current obligations under capital lease               -                        -
  Current poriton of notes payable                199,317                  178,247
                                                ---------               ----------

     Total Current Liabilities                    568,892                  468,935
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	                  199,317                  178,247
  Obligation under capital lease                        -                        -
  Less: current portion	                         (199,317)                (178,247)
                                                ---------               ----------

     Total Long Term Liabilities                        -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          568,892                  468,935
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common Stock, Authorized 75,000,000 Shares
    of $.0003 Par Value, Issued and
    Outstanding 13,591,974 and
    13,591,974 shares                               4,078                    4,078
  Additional Paid in Capital                   10,424,461               10,424,461
  Treasury stock                                  (36,016)                 (36,016)
  Stock subscription receivable	                 (240,000)                (240,000)
  Retained earnings (deficit)                 (10,672,487)             (10,561,157)
                                                ---------               ----------

Total Stockholders' Equity                       (519,964)                (408,634)
                                                ---------               ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $   48,928              $    60,301
                                                =========               ==========

                               Versatech, Inc. and Subsidiaries
                          (Formerly D H Marketing & Consulting, Inc.)
                             Consolidated Statements of Operations
                                          (Unaudited)


                                For the three   For the three   For the nine    For the nine
                                months ended    months ended    months ended    months ended
                                September 30,   September 30,   September 30,   September 30,
                                    2002            2001             2002           2001
                                ------------    ------------    ------------    ------------
REVENUES                        $      2,814    $      2,755    $      6,347    $     57,787

COST OF GOODS SOLD                         -             455              57          35,132
                                ------------    ------------    ------------    ------------

GROSS PROFIT                           2,814           2,300           6,290          22,655

OPERATING EXPENSES:

  General & administrative
    expenses                          29,729          49,417         101,605         148,573
                                ------------    ------------    ------------    ------------

    Total Operating Expenses          29,729          49,417         101,605         148,573
                                ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)	             (26,915)        (47,117)        (95,315)       (125,918)
                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):

  Write off of inventory                   -         (97,198)              -         (97,198)
  Loss on sale of arts &
    collectibles                           -        (997,159)              -        (997,159)
  Refund for consulting fees               -               -               -          83,423
  Interest expense                    (5,743)              -         (16,015)              -
                                ------------    ------------    ------------    ------------

    Total Other Income
      (Expense)                       (5,743)     (1,094,357)        (16,015)     (1,010,934)
                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $   (32,658)    $(1,141,474)    $  (111,330)   $ (1,136,852)
                                ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.00)    $     (0.08)    $     (0.01)   $      (0.08)
                                ============    ============    ============    ============

WEIGHTED AVERAGE
   NUMBER OF SHARES               13,591,974      13,456,974      13,591,974      13,721,810
                                ============    ============    ============    ============


                              Versatech, Inc. and Subsidiaries
                         (Formerly D H Marketing & Consulting, Inc.)
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                            For the nine months ended
                                                                  September 30,
                                                         -------------------------------
                                                              2002              2001
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $   (111,330)      $ (1,136,852)

  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                8,140             12,746
     Shares cancelled for consulting fees                           -            (83,423)
     Write off of inventory                                                       97,198
     Loss on sale of arts & collectibles                                         997,159
  Change in Assets and Liabilities
     (Increase) Decrease in Inventory                               -                845
     (Increase) Decrease in Arts & Collectibles	                    -            153,807
     Increase (Decrease) in Bank Overdraft                      2,611                  -
     Increase (Decrease) in Accounts Payable                        -             (4,148)
     Increase (Decrease) in Accrued Expenses                   76,276            (21,874)
                                                         ------------       ------------

  Net Cash Provided(Used) by Operating Activities             (24,303)	          15,458
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Assets                                      -              1,100
  Payment from Notes Receivable	                                    -            (18,500)
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -            (17,400)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Debt Financing                                      -             10,000
  Principal Payments on Notes Payable                            (800)           (83,091)
  Proceeds from Notes Payable                                  21,870             65,066
  Principal Payments on Capital Lease Obligations                   -             (1,353)
                                                         ------------       ------------

  Net Cash Provided(Used) by Financing Activities              21,070             (9,378)
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	               (3,233)           (11,320)
                                                         ------------       ------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     3,233             18,275
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $          -       $      6,955
                                                         ============       ============

Cash Paid For:
  Interest                                               $          -       $          -
                                                         ============       ============

  Income Taxes                                           $          -       $          -
                                                         ============       ============

Non-Cash Activities:
Cancellation of shares for consulting fees               $          -       $     83,423
                                                         ============       ============

                             Versatech, Inc. and Subsidiaries
                         (Formerly D H Marketing & Consulting, Inc.)
                        Notes to the Consolidated Financial Statements
                                    September 30, 2002



GENERAL

Versatech, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other foot notes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2002

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