Form 10KSB
period 2002-12-31
VERSATECH INC
filed 2003-05-15
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                         VERSATECH, INC.
           (formerly D.H. Marketing & Consulting, Inc.)
          (Name of small business issuer in its charter)

Nevada                                            88-0330263
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

800 Bellevue Way NE, Suite 400, Bellevue, WA        98004-4208
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (425) 990-5599

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 2002, were $7,465 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/02, was $271,839.48

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of March 31, 2003 the issuer has 18,845,974 outstanding shares of its $.0003 par value Common Stock.

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

     In May 2001, the Company discontinued all operations of its wholly-owned subsidiary Universal Network of America, Inc. ("Universal"). The Company transferred the trademark name of its proprietary product, Unitropin (hGH Formula Plus), from Universal to VersaTech and during 2002 engaged in limited sales and marketing of the product. The Company has marketed its Unitropin product directly to customers via its website, www.unitropin.com, and via wholesale distributors and retail outlets. Unitropin is manufactured for the Company by Garden State Nutritionals. Unitropin is a proprietary label mix of herbs, vitamins and adaptogens that the Company believes increases the body's own production of human growth hormone, which declines as we age.

     In April 1999, LongerLiving.com was introduced as a domain for the Company, through its wholly-owned subsidiary LongerLiving.com, Inc. The Company has not made further progress on the LongerLiving.com website due to limited resources; however, management intends to create its internet health community when resources become available. The company has not yet determined if it will continue to utilize this website.

     In February 2003 the company announced that all previous operations consisting of manufacturing, marketing, and distribution of the company's product hGH Unitropin would be discontinued. Currently, the proprietary rights, inventory, and web site operations are in the process of being valued for divestiture. The company is now seeking out new business opportunities.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company leases approximately 1,200 square feet for offices and warehouse for $800 per month on a month-to-month basis in Dunmore Pennsylvania. In April 2003 the company relocated it's corporate headquarters to a 800 Bellevue Way NE, Suite 400, Bellevue, WA 98004-4208.

     The Company still maintains an office in Vancouver, British Columbia.

ITEM 3 - LEGAL PROCEEDING

     On July 2, 2002 The Securities And Exchange Commission notified the company that its formal investigation of the Company has been terminated and no enforcement action has been recommended to the commission.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to the Security Holders for their approval.

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to VersaTech, Inc. Prior to March 27, 2000, the Company's trading symbol was "DHMG".

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 2002, 2001 and 2000 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
__________________________________________________________
March 31, 2000                 $  1.50     $  .15
June 30, 2000                  $   .938    $  .156
September 30, 2000             $  1.53     $  .281
December 31, 2000              $   .51     $  .105
March 31, 2001                 $   .16     $  .04
June 30, 2001                  $   .15     $  .05
September 30, 2001             $   .08     $  .04
December 31, 2001              $   .08     $  .04
March 31, 2002                 $   .01     $  .01
June 30, 2002                  $   .03     $  .03
September 30, 2002             $   .07     $  .04
December 31, 2002              $   .02     $  .02

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

     In February 2003 the company announced that all previous operations consisting of manufacturing, marketing, and distibution of the company's product hGH Unitropin, and the internet business that supported it would be discontinued. Currently, the proprietary rights, inventory, and website operations are in the process of being valued for divestiture.

     The company is now actively exploring new business opportunities.



                     			PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

                             VERSATECH, INC.
                            and Subsidiaries

                    CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002 and 2001

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

Notes to the Consolidated Financial Statements......................... 11

                                [LETTERHEAD]



                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------



To the Board of Directors and Stockholders of Versatech, Inc.

We have audited the accompanying consolidated balance sheets of Versatech, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versatech, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ CHISHOLM & ASSOCIATES
Chisholm & Associates
North Salt Lake, Utah
May 5, 2003

                             VERSATECH, INC.
                      Consolidated Balance Sheets


                                 ASSETS
                                 ------

                                                         December 31,
                                                 --------------------------
                                                     2002          2001
                                                 -----------    -----------

CURRENT ASSETS

  Cash and cash equivalents                      $       192    $     3,233
  Inventory                                            7,938              -
                                                 -----------    -----------

     Total Current Assets                              8,130          3,233
                                                 -----------    -----------
INVESTMENTS

  Investments - other                                      -          1,000
                                                 -----------    -----------

     Total Investments                                     -          1,000
                                                 -----------    -----------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                       16,687         19,084
  Equipment                                           17,999        188,976
  Accumulated depreciation                           (34,686)      (192,740)
                                                 -----------    -----------

     Net Property and Equipment                            -         15,321
                                                 -----------    -----------

OTHER ASSETS

  Software development costs                               -         22,500
  Deposits and other assets                                -          3,638
  Arts and collectibles                                    -         14,610
                                                 -----------    -----------

     Total Other Assets                                    -         40,748
                                                 -----------    -----------

     TOTAL ASSETS                                $     8,130    $    60,301
                                                 ===========    ===========

                                 VERSATECH, INC.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         December 31,
                                                 --------------------------
                                                     2002         2001
                                                 -----------    -----------

CURRENT LIABILITIES

  Accounts payable                               $    40,000    $   107,892
  Accrued expenses                                   286,886        182,796
  Current portion of notes payable                   192,380        178,247
                                                 -----------    -----------

     Total Current Liabilities                       519,266        468,935
                                                 -----------    -----------

LONG-TERM DEBT

  Notes payable - related party                      192,380        178,247
  Less: current portion                             (192,380)      (178,247)
                                                 -----------    -----------

     Total Long-Term Debt                                  -              -
                                                 -----------    -----------

     Total Liabilities                               519,266        468,935
                                                 -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.0003 par value, authorized
   75,000,000 shares; issued and outstanding
   13,591,974                                          4,078          4,078
  Additional paid-in capital                      10,184,461     10,424,461
  Treasure stock                                     (36,016)       (36,016)
  Stock subscription receivable                            -       (240,000)
  Retained earnings                              (10,663,659)   (10,561,157)
                                                 -----------    -----------

     Total Stockholders' Equity                     (511,136)      (408,634)
                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     8,130    $    60,301
                                                 ===========    ===========


                                       5
The accompanying notes are and integral part of these consolidated financial statements.

                                VERSATECH, INC.
                    Consolidated Statements of Operations

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2002           2001
                                                 -----------    -----------

SALES                                            $     7,466    $    57,788

COST OF GOODS SOLD                                     4,762         35,300
                                                 -----------    -----------

GROSS PROFIT                                           2,704         22,488
                                                 -----------    -----------

OPERATING EXPENSES

  General and administrative expenses                 70,504        258,285
  Depreciation and amortization                        9,882         16,056
                                                 -----------    -----------

     Total Operating Expenses                         80,386        274,341
                                                 -----------    -----------

OPERATING INCOME (LOSS)                              (77,682)      (251,853)
                                                 -----------    -----------

OTHER INCOME AND (EXPENSES)

  Inventory valuation adjustments                          -       (235,262)
  Gain (loss) on sale of Assets                            -       (991,159)
  Interest expense                                   (24,820)       (26,728)
                                                 -----------    -----------

     Total Other Income and (Expenses)               (24,820)    (1,253,149)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (102,502)    (1,505,002)

PROVISION FOR INCOME TAXES                                 -              -
                                                 -----------    -----------

NET INCOME (LOSS)                                $  (102,502)   $(1,505,002)
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE                      $     (0.01)   $     (0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          13,591,974     13,579,211
                                                 ===========    ===========


                                       6
The accompanying notes are and integral part of these consolidated financial statements.

                              VERSATECH, INC.
             Consolidated Statements of Stockholders' Equity
             From December 31, 1998 through December 31, 2002



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


                                       7
The accompanying notes are and integral part of these consolidated financial statements.

                                VERSATECH, INC.
         Consolidated Statements of Stockholders' Equity (Continued)
               From December 31, 1998 through December 31, 2002


                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 2000          13,854,228  $ 4,156  $ 10,417,633   $ (9,056,155)  $  (36,016)  $(240,000)

April -1 - cancellation of common
 stock                                (397,254)    (119)          119              -            -           -

November 01 - common shares
 issued for services at $0.05 per
 share                                 135,000       41         6,709              -            -           -

Net loss for the year ended
 December 31, 2001                           -        -             -     (1,505,002)           -           -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2001          13,591,974  $ 4,078  $ 10,424,461   $(10,561,157)  $  (36,016)  $  240,000

Write-Off of Subscription
 Receivable                                  -        -      (240,000)             -            -     (240,000)

Net Loss for the year ended
 December 31, 2002                           -        -             -       (102,502)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2002          13,591,974  $ 4,078  $ 10,184,461   $(10,663,659)  $  (36,016)  $        -
                                    ==========  =======  ============   ============   ==========   ==========

















                                       8
The accompanying notes are and integral part of these consolidated financial statements.

                                 VERSATECH, INC.
                      Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2002          2001
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $  (102,502)   $(1,505,002)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                      8,525         16,056
    Provisions for doubtful accounts                       -         10,000
    Stock issued for services                              -          6,750
  Change in assets and liabilities (net of
   effects from purchase/sale of subsidiaries):
   (Increase) decrease in:
    Other receivables                                      -          3,868
    Inventory                                         (7,938)        98,043
    Arts and collectibles                                  -      1,292,656
  Increase (decrease in:
    Accounts payable                                (202,145)        (1,349)
    Accrued expenses                                 286,886         87,796
                                                 -----------    -----------

     Net Cash Provided (Used) by Operating
     Activities                                      (17,174)         8,818
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                       -        (24,882)
                                                 -----------    -----------

     Net Cash Provided (Used) by Investing
     Activities                                            -        (24,882)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                        14,133         95,674
  Principal payments of debt financing                     -        (89,913)
  Principal payments on capital lease
   obligations                                             -         (4,739)
                                                 -----------    -----------

     Net Cash Provided (Used) by Financing
     Activities                                       14,133          1,022
                                                 -----------    -----------

NET INCREASE (DECREASE IN CASH AND CASH
EQUIVALENTS                                           (3,041)       (15,042)

CASH AND CASH EQUIVALENTS

  BEGINNING                                            3,233         18,275
                                                 -----------    -----------

  ENDING                                         $       192    $     3,233
                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
 Information:
  Cash payments for interest                     $         -    $    19,662
                                                 ===========    ===========

  Cash payments for taxes                        $         -    $         -
                                                 ===========    ===========


                                       9
The accompanying notes are and integral part of these consolidated financial statements.

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2002 and 2001


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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f.  Provision for Income taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $10,663,659 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

                  Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001.

                                                         December 31,
                                                   ---------------------
                                                     2002         2001
                                                   --------     --------

         Deferred tax asset:
          NOL carryforward                         $ 3,625,644  $ 3,590,793
         Valuation allowance                        (3,625,644)  (3,590,793)
                                                   -----------  -----------
         Total                                     $         -  $         -
                                                   ===========  ===========

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
                                            ===========   ==========  ======

         For the year ended
          December 31, 2002:

            Income (loss) to common
             stockholders                   $  (102,502)  13,591,974  $(0.01)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2002 and 2001


NOTE 2 - INVENTORY

         Inventories consisted of the following at December 31, 2002 and 2001 and is recorded at the lower of cost or market:

                                                2002              2001
                                              ---------       ----------

             Consumable products              $   7,938       $        -
                                              =========       ==========

                                              $   7,938       $        -
                                              =========       ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

         During 2001, six shareholders of the Company loaned the Company $87,000. These convertible loans are interest bearing at 20% and are due upon demand. As of December 31, 2002, the loan balance is $87.000.

         During 2001 and 2000, Michael Daily, an officer and director, loaned the Company $62,884 and $106,404, respectively. Mr. Daily was paid back in cash and stock the amount of $83,081 and $12,817 during 2000 and 2002 respectively. The loan is non-interest bearing and due upon demand. As of December 31, 2002 and 2001, the loan balance is $78,430 and $91,247, respectively.

During 2002, a shareholder loaned the company $25,000 at 20% interest. Payments are to be made monthly based on monthly sales of inventory. Inventory consisting of 1,250 bottles was given to the shareholder as collateral.

        During 2002 the Company's President loaned funds to the company to keep the operations going during the year. The note is non-interest bearing and is due on demand. As of December 31, 2002 the amount due is $6,950.

NOTE 4 - GOING CONCERN

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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2002 and 2001


NOTE 5- COMMITMENTS AND CONTINGENCIES

The Company is commited to renting a small office space in Washington and pays $195 per month on a month to month basis.

Rent expense for the year ended December 31, 2002 and 2001 is $6,850 and $21,770, respectively.


NOTE 6 - NOTE PAYABLE

         Long Term Liabilities are detailed in the following schedules as of December 31, 2002 and 2001:


                                                          2002       2001
                                                      ---------   ----------

         Note Payable - related party is detailed as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand         6,950            -

         Note payable to an officer and director,
         non-interest bearing and due upon demand        78,430       91,247

         Note payable to a shareholder, non-interest
         bearing and due upon demand                     25,000            -

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                20,000       20,000

         Note payable to a director, non-interest
         bearing and due upon demand                     25,000       30,000

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000       10,000
                                                      ---------   ----------

         Balance Forward                              $ 165,380   $  151,247
                                                      ---------   ----------

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2002 and 2001


NOTE 5 - NOTE PAYABLE (Continued)

         Balance Forward                              $ 165,380   $  151,247

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                 7,000        7,000

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000       10,000

         Convertible note payable to a
         shareholder, interest bearing at 20% and
         due upon demand.                                10,000       10,000
                                                      ---------   ----------

         Total Notes Payable - Related Party            192,380      178,247

         Less current portion                          (192,380)    (178,247)
                                                      ---------   ----------

         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

         Future minimum principal payments on long-term debt is as follows:

                  Year Ending
                  December 31,                    Amount
                  ------------                  ----------

                     2003                       $  192,380
                                                ----------

                                                $  192,380
                                                ==========


NOTE 6 - SUBSEQUENT EVENT

                 In March 2003 the Convertible Notes disclosed in Note 5 were converted into common stock. Total stock issued was 4,125,000 shares and decreased convertible notes payable by $87,000.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 2001, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name            Principal Occupation
(Age)            Since   for various years
------------------------------------------------------------------------------
Steve
Krakonchuk       1995    Mr. Krakonchuk has been in the venture capital
  (42)                   industry for 15 years. Mr. Krakonchuk has developed
                         and grown a financial network of institutional and
                      		 individual investors that have served to provide
                         capital requirements for small and micro-cap companies from the late 80's to 1995. Mr. Krakonchuk joined
                         Versatech in 1995 as Vice President of Investor
                         Relations.  He was instrumental to the process when
                         Versatech went public in 1996. He was appointed to the Board of Directors in 1997. Mr. Krakonchuk was named
                         Executive Vice President and an officer of the company in 1999. In February 2003 Mr. Krakonchuk was elected
                         Chairman of the Board and Chief Executive Officer of the company.


Anthony
Spiritosanto     2001    A director of the Company since May 2001.  Mr.
     (63)                Spiritosanto is a past director of the Board of
                         Government Employees Health Association and past outside board member of the Faith and Family
                         Foundation. He operated a company which he founded, Career Alternatives Incorporated, to coach, advise and instruct people on how to set up a home business to improve their lives. Mr. Spiritosanto has been a registered investment advisor and has retired from a career with the U.S. government. He was elected
                         Secretary of the company in February 2003.

Gary E. Stafford 1999    A director of the Company since June 1999. Mr.
    (49)                 Stafford has been employed at New Europe Concepts Inc.
                         as an Executive Vice President/Chief Operating Officer for the last two years. He previously held the position Director of Operations at Universal Network,
                         Inc. from January 1996 until April 2001.



Michael J. Daily  1996   A director of the company since January 1996.  Vice
                         President and officer of the company from 1997 to 1999 and served as President from from 1999 to 2003. Mr.
                         Daily was honorably discharged from the U. S. Army in 1969. He majored in Business Administration in the California College system from 1970-1973. He was the plant manager of a large California based mail order firm from 1971-1976. From 1977-1985, Mr. Daily was a manager in the Food & Beverage industry in the Pennsylvania Pocono Mountains. Mr. Daily was active in the Real Estate Industry from 1985 to May 1995.



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

SUMMARY COMPENSATION TABLE


Name and
Principal                                                  Other annual
Position at 12/31/02      Year    Salary    Bonus           Compensation
__________________________________________________________________________

Michael J. Daily          2000     -0-       -0-               -0-
                          2001     -0-       -0-               -0-
                          2002     -0-       -0-               -0-
President

Compensation of Directors
-------------------------

     Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.

     On March 23, 2003 the company issued three million shares, one million shares, and seventy-five thousand shares of restricted common stock to Steve Krakonchuk, Anthony Spiritosanto and Gary Stafford for services rendered.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 2002, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________


Steve Krakonchuk <F1<F2>              3,930,000 shares          20.9%
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3w4,
CANADA

Anthony Spiritosanto<F2>              1,101,100 shares           5.9%
9126 Rockefeller Lane
Springfield  VA  22153


Michael Daily <F2>                    425,000  shares            2.2%
833 Hickory Street
Scranton  PA 18505


Gary Stafford <F2>                     75,000 Shares             <F3>
3391 S. Kirkman Road
#1219
Orlando  FL 32811


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


                               PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

None

Reports on Form 8-K
-------------------
The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATECH, INC.
a Nevada Corporation

By:    /s/ STEVE KRAKONCHUK           Date:  May 12, 2003
       Steve Krakonchuk
       President and Chief Executive Officer




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below



By:    /s/ STEVE KRAKONCHUK           Date:   May 12, 2003
       Steve Krakonchuk
       Director


By:    /s/ ANTHONY SPIRITOSANTO       Date:   May 12, 2003
       Anthony Spiritosanto
       Director


By:    /s/ GARY E. STAFFORD           Date:   May 12, 2003
       Gary E. Stafford
       Director


By:    /s/ MICHAEL DAILY              Date:   May 13, 2003
       Michael Daily
       Director