Form 10QSB
period 2003-03-31
VERSATECH INC
filed 2003-05-27
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

Commission File Number 33-91240

                                 Versatech USA
                             (fka VersaTech, Inc.)
       (Exact name of small business issuer as specified in its charter)

           Nevada                                88-0330263
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

                          800 Bellevue Way NE 4th floor
                                Bellevue WA 98004
                    (Address of principal executive offices)

                                   (425)990-5599
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, 18,845,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     March 31, 2003                       3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     March 31, 2003 and 2002                5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     March 31, 2003 and 2002                6

                     Notes to Financial Statements          7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  10

                           Versatech, USA and Subsidiaries

                          Consolidated Financial Statements

                                     March 31, 2003

                           Versatech, USA and Subsidiaries
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                  March 31,             December 31,
                                                    2003                    2002
                                                -------------           ------------
						(Unaudited)
CURRENT ASSETS
  Cash                                          $     382               $      192
  Inventory                                         7,938                    7,938
                                                ---------               ----------

     Total Current Assets                           8,320                    8,130
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Accumulated depreciation                        (34,686)                 (34,686)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $   8,320               $    8,130
                                                =========               ==========


                            Versatech, USA and Subsidiaries
                               Consolidated Balance Sheets



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  March 31,             December 31,
                                                    2003                    2002
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Bank overdraft                                $       -               $        -
  Accounts payable                                 39,310                   40,000
  Accrued expenses                                276,236                  286,886
  Current poriton of notes payable                130,380                  192,380
                                                ---------               ----------

     Total Current Liabilities                    445,926                  519,266
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	              130,380                  192,380
  Less: current portion	                         (130,380)                (192,380)
                                                ---------               ----------

     Total Long Term Liabilities                        -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          445,926                  519,266
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common Stock, Authorized 75,000,000 Shares
    of $.0003 Par Value, Issued and
    Outstanding 13,591,974 and
    13,854,2288 shares                              8,823                    4,078
  Additional Paid in Capital                   10,654,216               10,184,461
  Treasury stock                                  (36,016)                 (36,016)
  Retained earnings (deficit)                 (11,064,629)             (10,663,659)
                                                ---------               ----------

Total Stockholders' Equity                       (437,606)                (511,136)
                                                ---------               ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $    8,320              $     8,130
                                                =========               ==========

                               Versatech, USA and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)


                                For the three   For the three
                                months ended    months ended
                                  March 31,       March 31,
                                    2003            2002
                                ------------    ------------

REVENUES                        $        941    $         57

COST OF GOODS SOLD                         -               -

GROSS PROFIT                             941              57

OPERATING EXPENSES:

  General & administrative
    expenses                         397,561          37,284
                                ------------    ------------

    Total Operating Expenses         397,561          37,284
                                ------------    ------------

OPERATING INCOME (LOSS)	            (396,620)        (37,227)
                                ------------    ------------

OTHER INCOME (EXPENSES):

  Interest expense                    (4,350)         (4,684)
                                ------------    ------------

    Total Other Income
      (Expense)                       (4,350)         (4,684)
                                ------------    ------------

NET INCOME (LOSS)                $  (400,970)    $   (41,911)
                                ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.03)    $     (0.00)
                                ============    ============

WEIGHTED AVERAGE
   NUMBER OF SHARES               14,013,752      13,579,211
                                ============    ============

                              Versatech, USA and Subsidiaries
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                            For the three months ended
                                                                     March 31,
                                                         -------------------------------
                                                              2003              2002
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $   (400,970)      $    (42,025)

  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                    -              3,553
     Stock issued for Services                                397,500                  -
  Change in Assets and Liabilities
     Increase (Decrease) in Accounts Payable                     (690)                 -
     Increase (Decrease) in Accrued Expenses                    4,350             24,681
                                                         ------------       ------------

  Net Cash Provided(Used) by Operating Activities                 190            (13,791)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Assets                                      -                  -
  Payment from Notes Receivable	                                -                  -
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Bank Overdraft                                      -              1,338
  Proceeds from Notes Payable                                       -              9,220
                                                         ------------       ------------

  Net Cash Provided(Used) by Financing Activities                   -             10,558
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	                  190             (3,233)
                                                         ------------       ------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       192              3,223
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $        382       $          -
                                                         ============       ============

Cash Paid For:
  Interest                                               $          -       $          -
                                                         ============       ============
  Income Taxes                                           $          -       $          -
                                                         ============       ============


                             Versatech, USA and Subsidiaries
                        Notes to the Consolidated Financial Statements
                                      March 31, 2003



GENERAL

Versatech, USA and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the interim financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report and the financial statements and notes thereto contained in the Company's Form 10KSB for the year ended December 31, 2002.

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



     In February 2003 the company announced that all previous operations consisting of manufacturing, marketing and distribution of the company's product hGH Unitropin would be discontinued. Currently the proprietary rights, inventory and website operations are in the process of being valued for divestiture.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Company filed an 8-K in the first quarter 2003. At a Board of Directors meeting held on February 20, the Company's Board of Directors agreed that changes to the management structure were necessary. The Board decided to remove Mr. Michael Daily as Chairman, CEO, President, Secretary and Treasurer. Mr. Daily was also removed as sole officer of Longerliving.com Inc., Versatech's wholly owned subsidiary. Mr. Steve Krakonchuk was elected Chairman of the Board, and CEO. In addition Mr. Anthony Spiritosanto was elected to serve as Secretary of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2003

                                 VersaTech, USA


                                 /s/ STEVE KRAKONCHUK
                                 --------------------
                                 Steve Krakonchuk
                                 Chief Executive Officer
                                 and duly authorized officer
                                 (Principal Financial and
                                 Accounting Officer)