Form 10QSB/A
period 2003-03-31
VERSATECH INC
filed 2003-05-30
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                   Form 10-QSB/A


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

     This Form 10-QSB/A contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with the ability of the Company to raise additional capital or to continue as a going concern; the Company's ability to enter into international markets and/or the Company's ability to deliver to the market additional products for sale; the allocation of its resources as necessary to continue operations; the Company's ability to generate cash flow from revenue or other sources; the Company's ability to use its capital stock as a negotiable instrument for attracting additional business opportunities, paying expenses or other disbursements, attracting personnel or contractors and other business uses of the Company's capital stock. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report on Form 10-QSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.



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

Dated: May 28, 2003

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

CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, Steve Krakonchuk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Versatech USA;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 28, 2003


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer