Form 10QSB
period 2003-06-30
VERSATECH INC
filed 2003-09-23
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, 18,845,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     June 30, 2003                       3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     June 30, 2003 and 2002                5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     June 30, 2003 and 2002                6

                     Notes to Financial Statements          7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  10

                           Versatech, USA and Subsidiaries

                          Consolidated Financial Statements

                                     June 30, 2003

                           Versatech, USA and Subsidiaries
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                  June 30,             December 31,
                                                    2003                    2002
                                                -------------           ------------
						(Unaudited)
CURRENT ASSETS
  Cash                                          $     301               $      192
  Inventory                                         8,099                    7,938
                                                ---------               ----------

     Total Current Assets                           8,400                    8,130
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Accumulated depreciation                        (34,686)                 (34,686)
                                                ---------               ----------

     Net Property and Equipment	                       -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $   8,400               $    8,130
                                                =========               ==========


                            Versatech, USA and Subsidiaries
                               Consolidated Balance Sheets



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  June 30,             December 31,
                                                    2003                    2002
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Bank overdraft                                $       -               $        -
  Accounts payable                                 50,251                   40,000
  Accrued expenses                                277,736                  286,886
  Current poriton of notes payable                139,393                  192,380
                                                ---------               ----------

     Total Current Liabilities                    467,380                  519,266
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	                  139,393                  192,380
  Less: current portion	                         (139,393)                (192,380)
                                                ---------               ----------

     Total Long Term Liabilities                        -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          467,380                  519,266
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common Stock, Authorized 75,000,000 Shares
    of $.0003 Par Value, Issued and
    Outstanding 13,591,974 and
    13,854,2288 shares                              8,823                    4,078
  Additional Paid in Capital                   10,654,216               10,184,461
  Treasury stock                                  (36,016)                 (36,016)
  Retained earnings (deficit)                 (11,086,003)             (10,663,659)
                                                ---------               ----------

Total Stockholders' Equity                       (458,980)                (511,136)
                                                ---------               ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $    8,400              $     8,130
                                                =========               ==========

                               Versatech, USA and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)

                                For the six     For the six    For the three   For the three
                                months ended    months ended    months ended    months ended
                                  June 30,        June 30,        June 30,        June 30,
                                    2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
REVENUES                        $      1,259    $      3,533    $        318    $      3,533

COST OF GOODS SOLD                         -              57               -               -

GROSS PROFIT                           1,259           3,476             318           3,533

OPERATING EXPENSES:

  General & administrative
    expenses                         417,755          71,876          20,194          34,592
                                ------------    ------------    ------------    ------------

    Total Operating Expenses         417,755          71,876          20,194          34,592
                                ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)	            (416,496)        (68,400)        (19,876)        (31,059)
                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):

  Interest expense                    (5,850)        (10,272)         (1,500)         (5,588)
                                ------------    ------------    ------------    ------------

    Total Other Income
      (Expense)                       (5,850)        (10,272)         (1,500)         (5,588)
                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $  (422,346)    $   (78,672)   $    (21,376)   $    (36,647)
                                ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.03)    $     (0.01)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE
   NUMBER OF SHARES               16,187,305      13,591,974      18,336,974      13,591,974
                                ============    ============    ============    ============


                              Versatech, USA and Subsidiaries
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                             For the six months ended
                                                                      June 30,
                                                         -------------------------------
                                                              2003              2002
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $   (422,344)      $    (78,672)

  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                    -              5,502
     Stock issued for Services                                397,500                  -
  Change in Assets and Liabilities
     Increase (Decrease) in Bank Overdraft                                         2,334
     Increase (Decrease) in Inventory                            (161)
     Increase (Decrease) in Accounts Payable                   10,251                  -
     Increase (Decrease) in Accrued Expenses                    5,850             50,533
                                                         ------------       ------------

  Net Cash Provided(Used) by Operating Activities              (8,904)           (20,303)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Assets                                      -                  -
  Payment from Notes Receivable	                                    -                  -
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Bank Overdraft                                      -                  -
  Principal Payments on Notes Payable                                               (300)
  Proceeds from Notes Payable                                   9,013             17,370
                                                         ------------       ------------

  Net Cash Provided(Used) by Financing Activities               9,013             17,070
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	                  109             (3,233)
                                                         ------------       ------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       192              3,233
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $        301       $          -
                                                         ============       ============

Cash Paid For:
  Interest                                               $          -       $          -
                                                         ============       ============
  Income Taxes                                           $          -       $          -
                                                         ============       ============


                             Versatech, USA and Subsidiaries
                        Notes to the Consolidated Financial Statements
                                      June 30, 2003


GENERAL

Versatech, USA and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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



During the second quarter the company accelerated its efforts towards finding business opportunities suitable for aquisition.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               An 8-K was filed on May 2 duly noting that the company has amended its name to Versatech USA.

               Exhibits attached:

               99.1a Certificate of Amendment to Articles of Incorporation 99.1b Certificate of Name Change

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2003

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


Date: September 21, 2003


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer