Form 10QSB/A
period 2003-06-30
VERSATECH INC
filed 2003-10-17
CIK 933954

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


Date: September 21, 2003


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
June 30, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 15, 2003
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk

                                      President and Chief Executive Officer





A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Versatech, Inc. and will be retained by Versatech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.