Form 10QSB
period 2003-09-30
VERSATECH INC
filed 2003-12-19
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2003

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

                          800 Bellevue Way NE Suite 400
                                Bellevue WA 98004
                    (Address of principal executive offices)

                                   (425)990-5599
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, 18,845,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                   3

                     Consolidated Balance Sheets as of
                     September 30, 2003                     3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     September 30, 2003 and 2002            5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     September 30, 2003 and 2002            6

                     Notes to Financial Statements          7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                   8

Part II   Other Information                                 9

          Item 1     Legal Proceedings                      9
          Item 2     Changes in Securities and Use of
                     Proceeds                               9
          Item 3     Defaults upon Senior Securities        9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                       9
          Item 5     Other Information                      9
          Item 6     Exhibits and Reports on Form 8-K       9

Signatures                                                  10

                           Versatech, USA and Subsidiaries

                          Consolidated Financial Statements

                                     September 30, 2003

                           Versatech, USA and Subsidiaries
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                September 30,           December 31,
                                                    2003                    2002
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                          $      24               $      192
  Inventory                                         8,099                    7,938
                                                ---------               ----------

     Total Current Assets                           8,123                    8,130
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Accumulated depreciation                        (34,686)                 (34,686)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $   8,123               $    8,130
                                                =========               ==========


                            Versatech, USA and Subsidiaries
                               Consolidated Balance Sheets



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                September 30,           December 31,
                                                    2003                    2002
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Accounts payable                              $  50,253               $   40,000
  Accrued expenses                                279,536                  286,886
  Current poriton of notes payable                144,036                  192,380
                                                ---------               ----------

     Total Current Liabilities                    473,825                  519,266
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party                   144,036                  192,380
  Less: current portion	                         (144,036)                (192,380)
                                                ---------               ----------

     Total Long Term Liabilities                        -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          473,825                  519,266
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common Stock, Authorized 75,000,000 Shares
    of $.0003 Par Value, Issued and
    Outstanding 18,336,974 and
    13,591,974 shares                               5,501                    4,078
  Additional Paid in Capital                   10,657,538               10,184,461
  Treasury stock                                  (36,016)                 (36,016)
  Retained earnings (deficit)                 (11,092,725)             (10,663,659)
                                                ---------               ----------

Total Stockholders' Equity                       (465,702)                (511,136)
                                                ---------               ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $    8,123              $     8,130
                                                =========               ==========

                               Versatech, USA and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)

                                For the nine    For the nine    For the three   For the three
                                months ended    months ended    months ended    months ended
                                September 30,   September 30,   September 30,   September 30,
                                    2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
REVENUES                        $      1,259    $      6,347    $          -    $      2,814

COST OF GOODS SOLD                         -              57               -               -
                                ------------    ------------    ------------    ------------

GROSS PROFIT                           1,259           6,290               -           2,814

OPERATING EXPENSES:

  General & administrative
    expenses                         422,675         101,605           4,920          29,729
                                ------------    ------------    ------------    ------------

    Total Operating Expenses         422,675         101,605           4,920          29,729
                                ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)	            (421,416)        (95,315)         (4,920)        (26,915)
                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):

  Interest expense                    (7,650)        (16,015)         (1,800)         (5,743)
                                ------------    ------------    ------------    ------------

    Total Other Income
      (Expense)                       (7,650)        (16,015)         (1,800)         (5,743)
                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $  (429,066)    $  (111,330)   $     (6,720)   $    (32,658)
                                ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.03)    $     (0.01)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE
   NUMBER OF SHARES               16,911,736      13,591,974      18,336,974      13,591,974
                                ============    ============    ============    ============


                              Versatech, USA and Subsidiaries
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                             For the nine months ended
                                                                    September 30,
                                                         -------------------------------
                                                              2003              2002
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $   (429,066)      $   (111,330)

  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                    -              8,140
     Stock issued for Services                                397,500                  -
  Change in Assets and Liabilities
     Increase (Decrease) in Bank Overdraft                          -              2,611
     Increase (Decrease) in Inventory                            (161)                 -
     Increase (Decrease) in Accounts Payable                   10,253                  -
     Increase (Decrease) in Accrued Expenses                    7,650             76,276
                                                         ------------       ------------

  Net Cash Provided(Used) by Operating Activities             (13,824)           (24,303)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                               -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable                               -               (800)
  Proceeds from Notes Payable                                  13,656             21,870
                                                         ------------       ------------

  Net Cash Provided(Used) by Financing Activities              13,656             21,070
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	                 (168)            (3,233)
                                                         ------------       ------------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       192              3,233
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $         24       $          -
                                                         ============       ============

Cash Paid For:
  Interest                                               $          -       $          -
                                                         ============       ============
  Income Taxes                                           $          -       $          -
                                                         ============       ============

Non-Cash Activities:
  Stock issued for accrued expenses                      $     15,000       $          -
                                                         ============       ============
  Stock issued for notes payable                         $     62,000       $          -
                                                         ============       ============
  Stock issued for services                              $    397,500       $          -
                                                         ============       ============



                        Versatech, USA and Subsidiaries
                Notes to the Consolidated Financial Statements
                             September 30, 2003


GENERAL
-------

Versatech, USA and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK TRANSACTIONS
-------------------------

During March 2003, the Company issued 150,000 shares of common stock for accrued expenses of $15,000.

During March 2003, the Company issued 3,975,000 shares of common stock for services valued at $397,500.

During March 2003, the Company issued 620,000 shares of common stock for notes payable of $62,000.

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

During the third quarter the company sustained a concentrated effort towards finding business opportunities suitable for acquisition.

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

               None

               Exhibits attached:

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2003

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


Date: December 19, 2003


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
September 30, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 19, 2003
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk

                                      President and Chief Executive Officer





A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Versatech, USA and will be retained by Versatech USA and furnished to the Securities and Exchange Commission or its staff upon request.