Form 10KSB
period 2003-12-31
VERSATECH INC
filed 2004-04-15
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 33-91240

                         VERSATECH USA, Inc.
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 2003, were $1,485.00 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/03, was $991,848.70

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of April 14, 2004 the issuer has 20,836,974 outstanding shares of its $.0003 par value Common Stock.

     Transition Small Business Disclosure Format (check one)
     Yes [ ] No [x]

           TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

Item 1    Description of Business
Item 2    Description of Property
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

PART II

Item 5    Market for Common Equity and Related Stockholder Matters
Item 6    Management's Discussion and Analysis
Item 7    Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a   Controls and Procedures

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act
Item 10   Executive Compensation
Item 11   Security Ownership of Certain Beneficial Owners and Management
Item 12   Certain Relationships and Related Transactions
Item 13   Exhibits and Reports On Form 8-K
Item 14   Principle Accountant Fees and Services

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, no matters were submitted to the Security Holders for their approval.

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to VersaTech, Inc. Prior to March 27, 2000, the Company's trading symbol was "DHMG".

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 2003, 2002 and 2001 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
__________________________________________________________
March 31, 2001                 $   .16     $  .04
June 30, 2001                  $   .15     $  .05
September 30, 2001             $   .08     $  .04
December 31, 2001              $   .08     $  .04
March 31, 2002                 $   .01     $  .01
June 30, 2002                  $   .03     $  .03
September 30, 2002             $   .07     $  .04
December 31, 2002              $   .02     $  .02
March 31, 2003                 $   .01     $  .02
June 30, 2003                  $   .01     $  .01
September 30, 2003             $   .03     $  .03
December 31, 2003              $   .04     $  .05

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

As described in Note 2 to the Financial Statements, the Company settled obligations and claims of Michael J. Daily, the former president and director, through the issuance of 200,000 shares of its Common Stock.

Separately, the Company entered into a Consulting Service Agreement with Mr. Daily to enable continuity of availability of Mr. Daily's services.
The term of this agreement is for 36 months from date of origination. Mr. Daily is to receive a consulting fee of $1500.00 per month, commencing April 15, 2004, and monthly thereafter during the term of this agreement.




                      PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS

                             VERSATECH, INC.
                            and Subsidiaries

                    CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003 and 2002

                             C O N T E N T S


Auditor's Report....................................................... 3

Consolidated Balance Sheets............................................ 4

Consolidated Statements of Operations.................................. 6

Consolidated Statements of Stockholders' Equity........................ 7

Consolidated Statements of Cash Flows.................................. 10

Notes to the Consolidated Financial Statements......................... 11


                              CHISHOLM, BIERWOLF & NILSON
                              Certified Public Accountants

A Limited Liability             533 W. 2600 S., Suite 250          Office (801) 292-8756
   Partnership                    Bountiful, Utah 84010              Fax (801) 292-8809




                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------



To the Board of Directors and Stockholders of Versatech, Inc.

We have audited the accompanying consolidated balance sheets of Versatech, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versatech, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CHISHOLM, BIERWOLF & NILSON, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 25, 2004

                             VERSATECH, INC.
                      Consolidated Balance Sheets


                                 ASSETS
                                 ------

                                                         December 31,
                                                 --------------------------
                                                     2003          2002
                                                 -----------    -----------

CURRENT ASSETS

  Cash and cash equivalents                      $         3    $       192
  Inventory                                                -          7,938
                                                 -----------    -----------

     Total Current Assets                                  3          8,130
                                                 -----------    -----------
INVESTMENTS

  Investments - other                                      -              -
                                                 -----------    -----------

     Total Investments                                     -              -
                                                 -----------    -----------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                       16,687         16,687
  Equipment                                           17,999         17,999
  Software Development                                22,500         22,500
  Accumulated depreciation                           (57,186)       (57,186)
                                                 -----------    -----------

     Net Property and Equipment                            -              -
                                                 -----------    -----------

     TOTAL ASSETS                                $         3    $     8,130
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                    4

                                 VERSATECH, INC.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         December 31,
                                                 --------------------------
                                                     2003          2002
                                                 -----------    -----------

CURRENT LIABILITIES

  Accounts payable                               $    49,607    $    40,000
  Accrued expenses                                    94,712        286,886
       Current portion of notes payable               77,104        192,380
                                                 -----------    -----------

     Total Current Liabilities                       221,423        519,266
                                                 -----------    -----------

LONG-TERM DEBT

  Notes payable - related party                       77,104        192,380
  Less: current portion                              (77,104)      (192,380)
                                                 -----------    -----------

     Total Long-Term Debt                                  -              -
                                                 -----------    -----------

     Total Liabilities                               221,423        519,266
                                                 -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.0003 par value, authorized
   75,000,000 shares; issued and outstanding
   20,036,974 and 13,591,974, respectively             6,012          4,078
  Additional paid-in capital                      11,014,891     10,184,461
  Treasure stock                                     (36,016)       (36,016)
  Retained earnings                              (11,206,307)   (10,663,659)
                                                 -----------    -----------

     Total Stockholders' Equity                     (221,420)      (511,136)
                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $         3    $     8,130
                                                 ===========    ===========


The accompanying notes are and integral part of these consolidated financial statements.
                                       5

                                VERSATECH, INC.
                    Consolidated Statements of Operations

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2003           2002
                                                 -----------    -----------

SALES                                            $     1,485    $     7,466

COST OF GOODS SOLD                                     8,101          4,762
                                                 -----------    -----------

GROSS PROFIT                                          (6,616)         2,704
                                                 -----------    -----------

OPERATING EXPENSES

  General and administrative expenses                483,253         70,504
  Salaries and Wages                                  75,000              -
  Depreciation and amortization                            -          9,882
                                                 -----------    -----------

     Total Operating Expenses                        558,253         80,386
                                                 -----------    -----------

OPERATING INCOME (LOSS)                             (564,869)       (77,682)
                                                 -----------    -----------

OTHER INCOME AND (EXPENSES)

  Forgiveness of debt                                 25,000              -
  Interest expense                                    (2,780)       (24,820)
                                                 -----------    -----------

     Total Other Income and (Expenses)                22,220        (24,820)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (542,649)      (102,502)

PROVISION FOR INCOME TAXES                                 -              -
                                                 -----------    -----------

NET INCOME (LOSS)                                $  (542,649)   $  (102,502)
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE                      $     (0.03)   $     (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          18,173,714     13,591,974
                                                 ===========    ===========


The accompanying notes are and integral part of these consolidated financial statements.
                                       6

                              VERSATECH, INC.
             Consolidated Statements of Stockholders' Equity
             From December 31, 1998 through December 31, 2003



                                        Common Stock      Additional      Retained                  Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 1998           8,419,964  $ 2,526  $  9,995,794   $ (2,813,530)  $ (814,766)  $ (700,000)

April 1999 - treasury shares
 exchanged for services                      -        -        (2,955)             -        3,750            -

June 99 - treasury shares
 exchanged for services                      -        -       (21,900)             -       25,000            -

December 99 - common shares
 issued for services at $0.09
 per share                           3,181,000      954       285,746              -            -            -

December 99 - common shares
 issued for software development
 costs at $0.09 per share              250,000       75        22,425              -            -            -

Cash received on subscription
 receivable                                  -        -             -              -            -      436,072

Settlement on cash received for
 subscription receivable                     -        -       (23,928)             -            -       23,928

Net loss for the year ended
 December 31, 1999                           -        -             -     (4,754,344)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------
Balance, December 31, 1999          11,850,964    3,555    10,255,182     (7,567,874)    (786,016)    (240,000)


February 00 - sold treasury
 stock at $0.15 per share                    -        -      (727,500)             -      750,000            -

July 00 - common shares issued for
 services at $0.66 per share           745,867      224       492,049              -            -            -

July 00 - common shares issued for
 notes payable at $0.66 per share      102,233       31        67,443              -            -            -

July 00 - common shares issued for
 services at $0.21 per share           822,254      246       172,427              -            -            -

October 00 - common shares issued
 for services at $0.475 per share      268,740       81       127,571              -            -            -


The accompanying notes are and integral part of these consolidated financial statements.
                                       7

                                VERSATECH, INC.
               Consolidated Statements of Stockholders' Equity
               From December 31, 1998 through December 31, 2003


                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------

October 00 - common shares issued
 for notes payable at $0.475 per
 share                                  64,170       19        30,461              -            -            -

Net loss for the year ended
 December 31, 2000                           -        -             -     (1,488,281)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2000          13,854,228    4,156    10,417,633     (9,056,155)     (36,016)    (240,000)

April -1 - cancellation of common
 stock                                (397,254)    (119)          119              -            -           -

November 01 - common shares
 issued for services at $0.05 per
 share                                 135,000       41         6,709              -            -           -

Net loss for the year ended
 December 31, 2001                           -        -             -     (1,505,002)           -           -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2001          13,591,974    4,078    10,424,461     10,561,157      (36,016)     240,000

Write-Off of Subscription
 Receivable                                  -        -      (240,000)             -            -     (240,000)

Net Loss for the year ended
 December 31, 2002                           -        -             -       (102,502)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2002          13,591,974    4,078    10,184,461    (10,663,659)     (36,016)           -

March 03 - common shares
 issued for services at $0.10 per
 share                               3,975,000    1,193       396,307              -            -            -

March 03 - common shares
 issued for debt at $0.12
 per share                             620,000      186        76,768              -            -            -

March 03 - common shares
 issued for debt at $0.10
 per share                             150,000       45        14,955              -            -            -

March 03 - common shares
 issued for services at $0.02
 per share                             500,000      150         7,350              -            -            -

June 03 - common shares
 issued for services at $0.02
 per share                           1,000,000      300        19,700              -            -            -


The accompanying notes are and integral part of these consolidated financial statements.
                                       8

                                VERSATECH, INC.
               Consolidated Statements of Stockholders' Equity
               From December 31, 1998 through December 31, 2003


                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------

December 03 - Common shares
 issued for satisfaction of notes
 and payables to a related party       200,000       60       315,350              -            -            -

Net Loss for the year ended
 December 31, 2003                           -        -             -       (542,649)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2003          20,836,974  $ 6,012  $ 11,014,891   $(11,206,308)  $  (36,016)  $        -
                                    ==========  =======  ============   ============   ==========   ==========

















                                       9
The accompanying notes are and integral part of these consolidated financial statements.

                                 VERSATECH, INC.
                      Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2003          2002
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $  (542,649)   $  (102,502)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                          -          8,525
    Stock issued for services                        425,000              -
   (Increase) decrease in:
    Inventory                                          7,938         (7,938)
  Increase (decrease in:
    Accounts payable                                   9,608       (202,145)
    Accrued expenses                                  77,780        286,886
                                                 -----------    -----------

     Net Cash Provided (Used) by Operating
     Activities                                      (22,323)       (17,174)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Net Cash Provided (Used) by Investing
     Activities                                            -              -
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                        22,134         14,133
                                                 -----------    -----------

     Net Cash Provided (Used) by Financing
     Activities                                       22,134         14,133
                                                 -----------    -----------

NET INCREASE (DECREASE IN CASH AND CASH
EQUIVALENTS                                             (189)        (3,041)

CASH AND CASH EQUIVALENTS

  BEGINNING                                              192          3,233
                                                 -----------    -----------

  ENDING                                         $         3    $       192
                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
 Information:

  Stock issued for relief of notes payable
  and accrued expenses                           $   407,364    $         -



The accompanying notes are and integral part of these consolidated financial statements.

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2003 and 2002


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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f.  Provision for Income taxes

        No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
        $11.2 million that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        The deferred tax liability and the valuation account is as follows at December 31, 2003 and 2002.

                                                         December 31,
                                                   ---------------------
                                                     2003         2002
                                                   --------     --------

         Deferred tax asset:
         NOL carryforward                          $ 3,810,145  $ 3,625,644
         Valuation allowance                        (3,810,145)  (3,625,644)
                                                   -----------  -----------
         Total                                     $         -  $         -
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

                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------

         For the year ended
          December 31, 2002:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (102,502)  13,591,974  $(0.01)
                                            ===========   ==========  ======

         For the year ended
          December 31, 2003:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (542,649)  18,173,714  $(0.03)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2003 and 2002


NOTE 2 - RELATED PARTY TRANSACTIONS

         During 2001, six shareholders of the Company loaned the Company $87,000. These convertible loans are interest bearing at 20% and are due upon demand. During 2003, common stock of the Company was issued to satisfy the principal and accrued interest of these various notes. As of December 31, 2003, the loan balance is $0.

         During 2001 and 2000, Michael Daily, an officer and director, loaned the Company $62,884 and $106,404, respectively. Mr. Daily was paid back in cash and stock the amount of $83,081 during 2000. The loan is non-interest bearing and due upon demand. For the years ended December 31, 2003 and 2002, the loan balance remained at $75,410 for both year ends.

         During 2002, a shareholder loaned the Company $25,000 bearing interest at a flat rate of $5,000. Payments are to be made monthly based on monthly sales of inventory. Inventory valued $7,938 was given to the shareholder as collateral. In addition, the Company's president loaned funds to the Company totaling $15,978 to cover operational costs. The unsecured loan is non-interest bearing and is due and payable upon demand.

         In 2003, the board of directors authorized the issuance of 5,475,000 shares of restricted common stock to various officers of the Company in exchange for services valued at $425,000. The Company also issued 150,000 shares of common stock to relieve its subsidiary of a $15,000 accrued expense. It was also resolved that the Company issue 620,000 shares of restricted common stock for satisfaction of $62,000 in notes payable and $14,954 in accrued interest.

         Effective December 31, 2003, the Company issued 200,000 shares of common stock to Mike Daily, a previous officer and director for satisfaction of $240,000 of accrued wages and notes payable of $75,410. The Company also negotiated a consulting agreement with Mr. Daily beginning April 2003, for services. The agreement expires in 36 months and requires payment of $1,500 per month.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses, is lacking working capital and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to discontinue the marketing of its dietary supplements and entertain new business ventures or seek for a merger candidate. Management also plans to raise additional funds through a private placement of its common stock.

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2003 and 2002


NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of December 31, 2003 and 2002:


                                                          2003       2002
                                                      ---------   ----------

         Notes Payable - related party is detailed as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  15,978   $    6,950

         Note payable to a former officer and
         director, interest bearing at 8% and due
         upon demand                                          -       78,430

         Note payable to an officer and director,
         interest bearing at 8% and due upon demand      36,126       25,000

         Note payable to a shareholder, interest
         bearing at 20% and due upon demand                   -       20,000

         Convertible note payable to a shareholder,
         interest of $5,000 due upon demand.             25,000       25,000

         Convertible note payable to a shareholder,
         interest bearing at 20% and due upon demand.         -       10,000

         Convertible note payable to a shareholder,
         interest bearing at 20% and due upon demand.         -        7,000

         Convertible note payable to a shareholder,
         interest bearing at 20% and due upon demand.         -       10,000

         Convertible note payable to a shareholder,
         interest bearing at 20% and due upon demand.         -       10,000
                                                      ---------   ----------

         Total Notes Payable - Related Party             77,104      192,380

         Less current portion                           (77,104)    (192,380)
                                                      ---------   ----------

         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

         Future minimum principal payments on
         long-term debt is as follows:

                               Year Ending
                               December 31,            Amount
                               ------------         ------------
                                   2004             $     77,104
                                                    ------------
                                                    $     77,104
                                                    ============

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 2003, the Company had no changes in or disagreements with the accountants on accounting and financial disclosure issues.

ITEM 8A - CONTROLS AND PROCEDURES

     The Registrant's principal executive officer, responsible for both operational and financial matters, has under taken sufficient action regarding the effectiveness of the Registrant's disclosure controls and procedures and believes such controls and procedures to be adequate.

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

SUMMARY COMPENSATION TABLE


Name and
Principal                                                  Other annual
Position at 12/31/02      Year    Salary    Bonus           Compensation
__________________________________________________________________________

Steve Krakonchuk          2003
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 2003, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________


Steve Krakonchuk <F1><F2>             3,930,000 shares          20.9%
8611 General Currie Road
Apartment 111
Richmond, B. C.  V6Y 3w4,
CANADA

Anthony Spiritosanto<F2>              1,101,100 shares           5.9%
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


                               PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

None

Reports on Form 8-K
-------------------
The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $9100.00 for the 2003 year and $6850.00 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Chisholm & Associates billed us $1500 for tax fees for both the 2002 and 2003 year and did not bill us for any audit-related fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. Accordingly, we do not rely on pre-approval policies and procedures.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATECH, INC.
a Nevada Corporation

By:    /s/ STEVE KRAKONCHUK           Date:  April 14, 2004
       Steve Krakonchuk
       President and Chief Executive Officer




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below



By:    /s/ STEVE KRAKONCHUK           Date:   April 14, 2004
       Steve Krakonchuk
       Director


By:    /s/ ANTHONY SPIRITOSANTO       Date:   April 14, 2004
       Anthony Spiritosanto
       Director


By:    /s/ GARY E. STAFFORD           Date:   April 14, 2004
       Gary E. Stafford
       Director

CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, Steve Krakonchuk, certify that:

1. I have reviewed this annual report on Form 10-KSB of Versatech USA;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2004


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer