Form 10KSB/A
period 2003-12-31
VERSATECH INC
filed 2004-05-18
CIK 933954

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the year ended
December 31, 2003 as filed with the Securities and Exchange Commission (the "10-KSB Report") that to his knowledge:

(1) the 10-KSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 7, 2003
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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