Form 10QSB
period 2004-03-31
VERSATECH INC
filed 2004-05-18
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2004, 20,636,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                       3

                     Consolidated Balance Sheets as of
                     March 31, 2004                           3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     March 31, 2004 and 2003                    5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     March 31, 2004 and 2003                    6

                     Notes to Financial Statements           7-12

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                      13

Part II   Other Information                                    14

          Item 1     Legal Proceedings                         14
          Item 2     Changes in Securities and Use of
                     Proceeds                                  14
          Item 3     Defaults upon Senior Securities           14
          Item 4     Submission of Matters to a Vote of
                     Security Holders                          14
          Item 5     Other Information                         14
          Item 6     Exhibits and Reports on Form 8-K          14

Signatures                                                     15

                                    Versatech, INC.
                                   and Subsidiaries

                                    March 31, 2004
                                      (Unaudited)

                                 C O N T E N T S


Consolidated Balance Sheets......................................3

Consolidated Statement of Operations.............................5

Consolidated Statement of Cash Flows.............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                  March 31,             December 31,
                                                    2004                    2003
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $  20,089               $        3
  Prepaid expenses                                 30,000                        -
  Accounts receivable                                 135                        -
                                                ---------               ----------

     Total Current Assets                          50,224                        3
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Software Development                             22,500                   22,500
  Accumulated depreciation                        (57,186)                 (57,186)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $  50,224               $        3
                                                =========               ==========






The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                    VERSATECH, INC.
                        Consolidated Balance Sheets (Continued)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  March 31,            December 31,
                                                    2004                    2003
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Accounts payable                                 48,808                   49,607
  Accrued expenses                                110,228                   94,712
  Current portion of notes payable                158,605                   77,104
                                                ---------               ----------

     Total Current Liabilities                    317,641                  221,423
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party                   158,605                   77,104
  Less: current portion	                         (158,605)                 (77,104)
                                                ---------               ----------

     Total Long Term Liabilities                        -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                           317,641                  221,423
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common stock, $0.0003 par value, authorized 75,000,000
    shares; issued and outstanding 20,636,974 and
    20,036,974, respectively                        6,192                    6,012
  Additional Paid in Capital                   11,058,936               11,014,891
  Treasure stock                                  (36,016)                 (36,016)
  Retained earnings                           (11,296,528)             (11,206,307)
                                                ---------               ----------

Total Stockholders' Equity                       (267,417)                (221,420)
                                                ---------               ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $   50,224              $         3
                                                =========               ==========

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                             Consolidated Statements of Operations

                                 For the Three Months Ended
                                         March 31,
                                ----------------------------
                                    2004            2003
                                ------------    ------------
SALES                           $        505    $        941

COST OF GOODS SOLD                         -               -
                                ------------    ------------

GROSS PROFIT                             505             941

OPERATING EXPENSES:

  General and administrative
    expenses                          59,585         397,561
  Salaries and Wages                  18,750               -
  Warrant Expense                     10,625               -
                                ------------    ------------

    Total Operating Expenses          88,960         397,561
                                ------------    ------------

OPERATING INCOME (LOSS):             (88,455)       (396,620)
                                ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest expense                    (1,766)         (4,350)
                                ------------    ------------

    Total Other Income and
      (Expenses)                      (1,766)         (4,350)
                                ------------    ------------

INCOME (LOSS) BEFORE INCOME
TAXES                                (90,221)       (400,970)

PROVISION FOR INCOME TAXES                 -               -
                                ------------    ------------

NET INCOME (LOSS)                $   (90,221)    $  (400,970)
                                ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.00)    $     (0.03)
                                ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                     20,261,150      14,013,752
                                ============    ============



The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                        VERSATECH, INC.
                            Consolidated Statements of Cash Flows



                                                            For the Three Months Ended
                                                                      March 31,
                                                         -------------------------------
                                                              2004              2003
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $    (90,221)      $   (400,970)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                 33,600            397,500
     Warrants issued for services                              10,625                  -
  (Increase) decrease in:
     Accounts receivable                                         (135)                 -
     Prepaid expense                                          (30,000)                 -
  Increase (decrease) in:
     Accounts payable                                            (799)              (690)
     Accrued expenses                                          15,515              4,350
                                                         ------------       ------------

  Net Cash Provided(Used) by Operating Activities             (61,415)               190
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                                 81,501                  -
                                                         ------------       ------------

  Net Cash Provided(Used) by Financing Activities              81,501                  -
                                                         ------------       ------------

NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                            20,086                190
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         3                192
                                                         ------------       ------------

  ENDING                                                 $     20,089       $        382
                                                         ============       ============


  Supplemental Disclosures of Cash Flow Information:






The accompanying notes are and integral part of these consolidated financial statements.
                                         6

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                       March 31, 2004


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f.  Provision for Income taxes

        No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
        $11.3 million that will be offset against future taxable income. Thes NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        The deferred tax liability and the valuation account is as follows at March 31, 2004 and December 31, 2003:

                                                    March 31,   December 31,
                                                     2004         2003
                                                   --------     --------

         Deferred tax asset:
         NOL carryforward                          $ 3,840,820  $ 3,810,145
         Valuation allowance                        (3,840,820)  (3,810,145)
                                                   -----------  -----------
         Total                                     $         -  $         -
                                                   ===========  ===========

         g.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

         h.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been
         presented because it is equal to primary earnings per share.   750,000
         options have been excluded from the fully diluted earnings per share calculation because their effects are anti-dilutive.


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------
         For the period ended
          March 31, 2004:
            Basic EPS
            Income (loss) to common
             stockholders                   $   (90,221)  20,261,150  $(0.00)
                                            ===========   ==========  ======
         For the year ended
          December 31, 2003:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (542,649)  18,173,714  $(0.03)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Accounting for Stock-Base Compensation

         As permitted by SFAS NO. 123 "Accounting for Stock-Based
         Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

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

         During 2002, a shareholder loaned the Company $25,000 bearing interest at a flat rate of $5,000. Payments are to be made monthly based on monthly sales of inventory. Inventory valued $7,938 was given to the shareholder as collateral. In addition, the Company=s president loaned funds to the Company totaling $15,978 to cover operational costs. The unsecured loan is non-interest bearing and is due and payable upon demand.

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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2004


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

         In February 2004, the Company entered into a contract with EPWC Management, Inc. ("EPWC") to provide management consultation services. The contract became effective January 1, 2004 and will continue for two years with the option of extension at that time. EPWC will provide ongoing consulting services for $5,000 per month throughout the two year term. A retainer of $30,000 was paid to EPWC which may be used for payment during the agreed term. In addition, EPWC received 600,000 shares of the Company's restricted common stock for services valued at $0.056 per share. Furthermore, the Company issued EPWC a stock purchase warrant for 1,000,000 shares of common stock with a warrant price of $1.00 per share. Accordingly the Company has changed the value of the warrants to expense in the amount of $10,625.

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

NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of March 31, 2004 and December 31, 2003:

                                                      March 31,   December 31,
                                                          2004       2003
                                                      ---------   ----------

         Note payable related party is detailed
         as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  15,978   $   15,978

         Convertible note payable to an officer
         and director, interest bearing at 8% and
         due upon demand.                                37,627       36,126

         Convertible note payable to a
         shareholder, interest of $5,000
         due upon demand.                                25,000       25,000

         Notes payable to shareholders, interest
         bearing at 10% and due in one year.             80,000            -
                                                      ---------   ----------

         Total Notes Payable - Related Party            158,605       77,104
         Less current portion                          (158,605)     (77,104)
                                                      ---------   ----------
         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2004


NOTE 4 - NOTES PAYABLE (Continued)

         Future minimum principal payments on long-term debt is as follows:

                  Year Ending
                  December 31,                    Amount
                  ------------                  ----------
                     2004                       $   78,605
                     2005                       $   80,000
                                                ----------
                                                $  158,605
                                                ==========


NOTE 5 - COMMON STOCK WARRANTS

In February 2004, the Company entered into a contract with EPWC Management, Inc. ("EPWC") to provide management consultation services. The contract became effective January 1, 2004 and will continue for two years with the option of extension at that time. EPWC will provide ongoing consulting services for $5,000 per month throughout the two year term. In addition, EPWC received 600,000 shares of the Company=s restricted common stock for services valued at $0.056 per share. Furthermore, the Company issued EPWC a stock purchase warrant for 1,000,000 shares of common stock with a warrant price of $1.00 per share. The agreement allows EPWC to purchase the common stock at a purchase price of $1.00 per share. The warrant shall alos provide that EPWC may exchange the warrant for 600,000 shares of common stock without purchase of any kind. The purchase shall be exercisable at the earliest of the event of: (a) the approval of the Company, in its sole discretion; (b) upon the reverse split or other share reduction of the Company=s common stock; or, (c) on March 31, 2005. The stock purchase warrant shall expire on December 31, 2006, unless extended by the Company.

Stock Warrants                                      2004
                                        ------------------------------
     	                                                    Weighted
                                                           Average
                                          Number           Exercise
                                         of Shares          Price
                                        ----------       ------------
   Outstanding at beginning of year              -       $          -
   Granted                               1,000,000               1.00
   Exercised                                     -                  -
   Canceled                                      -                  -
                                        ----------       ------------
     Outstanding at end of quarter       1,000,000       $       1.00
                                        ==========       ============
     Exercisable at end of quarter       1,000,000       $       1.00
                                        ==========       ============

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", $10,625 was recognized as warrant expense for the period ended March 31, 2004.

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2004

NOTE 5 - COMMON STOCK WARRANTS (Continued)

The fair value of the warrant grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions;

     	                                                     2004
                                                       -----------
     Risk-free interest rate                                 4.67%
     Dividend yield                                             0%
     Volatility                                               100%
     Average expected term (years to exercise date)              1
                                                       -----------

Warrants outstanding and exercisable under this plan as of March 31, 2004 are:

Stock Warrants


                                            Weighted
                             Weighted       Average                        Weighted
    Range                     Average      Remaining                       Average
 of Exercise                of Exercise   Contractual                     Of Exercise
	Price	         Warrants	    		Price	     Life (years)      Warrants        Price
------------   ----------   -----------   ------------    ------------   --------------
$       1.00    1,000,000   $      1.00           3.00       1,000,000 	 $         1.00




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



During the first quarter the company sustained a concentrated effort towards finding business opportunities suitable for acquisition.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                 None.

Item 5.   Other Information
          -----------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On February 17, 2004,our independent auditors, Chisholm & Associates, Certified Public Accountants, informed us that on February 10, 2004, the firm had merged its operatoins into Chisholm, Bierwolf & Nilson, LLC. Our Board of Directors approved the change in auditors.

               On March 1, 2004 articles of incorporation were filed with the Secretary of State for the State of Washington for Versatech Acquisitions, Inc. Versatech Acquisitions Inc. is wholly owned by Versatech USA.

               On or about February 27, 2004 the company entered into a management consulting contract with EPWC Management, Inc. The term of this agreement is for two (2) years, and calls for EPWC to provide the Company with assistance in the implementation of its business plan.



               Exhibits attached:

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004

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


Date: May 17, 2004


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
March 31, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 17, 2004
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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