Form 10QSB
period 2004-06-30
VERSATECH INC
filed 2004-08-16
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, 20,636,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                       3

                     Consolidated Balance Sheets as of
                     June 30, 2004                            3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     June 30, 2004 and 2003 and the six
                     months ended June 30, 2004 and 2003        5

                     Consolidated Statements of Cash Flows
                     for the six months ended
                     June 30, 2004 and 2003                     6

                     Notes to Financial Statements           7-12

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                      13

Part II   Other Information                                    14

          Item 1     Legal Proceedings                         14
          Item 2     Changes in Securities and Use of
                     Proceeds                                  14
          Item 3     Defaults upon Senior Securities           14
          Item 4     Submission of Matters to a Vote of
                     Security Holders                          14
          Item 5     Other Information                         14
          Item 6     Exhibits and Reports on Form 8-K          14

Signatures                                                     15

                                    Versatech, INC.
                                   and Subsidiaries

                                     June 30, 2004
                                      (Unaudited)

                                 C O N T E N T S


Consolidated Balance Sheets......................................3

Consolidated Statements of Operations............................5

Consolidated Statements of Cash Flows............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                  June 30,              December 31,
                                                    2004                    2003
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $   8,700               $        3
  Prepaid expenses                                 30,000                        -
  Accounts receivable                                 135                        -
                                                ---------               ----------

     Total Current Assets                          38,835                        3
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Software Development                             22,500                   22,500
  Accumulated depreciation                        (57,186)                 (57,186)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $  38,835               $        3
                                                =========               ==========






The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                    VERSATECH, INC.
                        Consolidated Balance Sheets (Continued)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  June 30,             December 31,
                                                    2004                    2003
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Accounts payable                                 45,129                   49,607
  Accrued expenses                                112,587                   94,712
  Current portion of notes payable                227,680                   77,104
                                                ---------               ----------

     Total Current Liabilities                    385,396                  221,423
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	              227,680                   77,104
  Less: current portion	                         (227,680)                 (77,104)
                                                ---------               ----------

     Total Long Term Debt                               -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          385,396                  221,423
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common stock, $0.0003 par value, authorized 75,000,000
    shares; issued and outstanding 20,636,974 and
    20,036,974, respectively                        6,192                    6,012
  Additional paid-in capital                   11,058,936               11,014,891
  Treasure stock                                  (36,016)                 (36,016)
  Retained earnings                           (11,375,673)             (11,206,307)
                                                ---------               ----------

     Total Stockholders' Equity                  (346,561)                (221,420)
                                                ---------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  38,835              $         3
                                                =========               ==========

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                             Consolidated Statements of Operations


                                 For the Three Months Ended      For the Six Months Ended
                                         June 30,                         June 30,
                                ----------------------------   ----------------------------
                                    2004            2003           2004            2003
                                ------------    ------------   ------------    ------------
SALES                           $        260    $        318   $        765    $      1,259

COST OF GOODS SOLD                         -               -              -               -
                                ------------    ------------   ------------    ------------

GROSS PROFIT                             260             318            765           1,259

OPERATING EXPENSES
  General and administrative
    expenses                          54,547          20,194        114,131         417,775
  Salaries and Wages                  18,750               -         37,500               -
  Warrant Expense                          -               -         10,625               -
                                ------------    ------------   ------------    ------------

    Total Operating Expenses          73,297          20,194        162,256         417,775
                                ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS):             (73,037)        (19,876)      (161,491)       (416,496)
                                ------------    ------------   ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest expense                    (6,109)         (1,500)        (7,875)         (5,850)
                                ------------    ------------   ------------    ------------

    Total Other Income and
      (Expenses)                      (6,109)         (1,500)        (7,875)         (5,850)
                                ------------    ------------   ------------    ------------

    INCOME (LOSS) BEFORE
    INCOME TAXES                     (79,146)        (21,376)      (169,366)       (422,346)

    PROVISION FOR INCOME TAXES             -               -              -               -
                                ------------    ------------   ------------    ------------

    NET INCOME (LOSS)            $   (79,146)    $   (21,376)      (169,366)       (422,346)
                                ============    ============   ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.00)    $     (0.00)   $     (0.01)    $     (0.03)
                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                     20,636,974      18,336,974     20,449,062      16,187,305
                                ============    ============   ============    ============


The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                        VERSATECH, INC.
                            Consolidated Statements of Cash Flows



                                                            For the Six Months Ended
                                                                      June 30,
                                                         -------------------------------
                                                              2004              2003
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                      $   (169,366)      $   (422,344)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                 33,600            397,500
     Warrants issued for services                              10,625                  -
  (Increase) decrease in:
     Inventory                                                      -               (161)
     Accounts receivable                                         (135)                 -
     Prepaid expense                                          (30,000)                 -
  Increase (decrease) in:
     Accounts payable                                          (4,478)            10,251
     Accrued expenses                                          17,874              5,850
                                                         ------------       ------------

     Net Cash Provided(Used) by Operating Activities         (141,880)            (8,904)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
------------------------------------                     ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from debt financing                                150,577              9,013
                                                         ------------       ------------

     Net Cash Provided(Used) by Financing Activities          150,577              9,013
                                                         ------------       ------------

NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                        8,697                109
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         3                192
                                                         ------------       ------------

  ENDING                                                 $      8,700       $        301
                                                         ============       ============


  Supplemental Disclosures of Cash Flow Information:

  Stock issued for services                              $     33,600       $    397,500
  Warrants issued for services                                 10,625                  -




The accompanying notes are and integral part of these consolidated financial statements.
                                         6

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                       June 30, 2004


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 June 30, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        f.  Provision for Income taxes

        No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
        $11.3 million that will be offset against future taxable income. This NOL carryforward begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        The deferred tax liability and the valuation account is as follows at June 30, 2004 and December 31, 2003:

                                                    June 30,    December 31,
                                                     2004         2003
                                                   --------     --------

         Deferred tax asset:
         NOL carryforward                          $ 3,872,829  $ 3,810,145
         Valuation allowance                        (3,872,829)  (3,810,145)
                                                   -----------  -----------
         Total                                     $         -  $         -
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

         h.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been
         presented because it is equal to primary earnings per share.   750,000
         options have been excluded from the fully diluted earnings per share calculation because their effects are anti-dilutive.


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------
         For the period ended
          June 30, 2004:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (184,366)  20,636,974  $(0.01)
                                            ===========   ==========  ======
         For the year ended
          December 31, 2003:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (542,649)  18,173,714  $(0.03)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 June 30, 2004


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 June 30, 2004


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

NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of June 30, 2004 and December 31, 2003:

                                                       June 30,   December 31,
                                                          2004       2003
                                                      ---------   ----------

         Note payable related party is detailed
         as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  15,053   $   15,978

         Convertible note payable to an officer
         and director, interest bearing at 8% and
         due upon demand.                                37,627       36,126

         Convertible note payable to a
         shareholder, interest of $5,000
         due upon demand.                                25,000       25,000

         Notes payable to shareholders, interest
         bearing at 10% and due in one year.            150,000            -
                                                      ---------   ----------

         Total Notes Payable - Related Party            227,680       77,104
         Less current portion                          (227,680)     (77,104)
                                                      ---------   ----------
         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 June 30, 2004


NOTE 4 - NOTES PAYABLE (Continued)

         Future minimum principal payments on long-term debt is as follows:

                  Year Ending
                  December 31,                    Amount
                  ------------                  ----------
                     2004                       $   77,680
                     2005                       $  150,000
                                                ----------
                                                $  227,680
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
                                        ==========       ============

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", $10,625 was recognized as warrant expense for the period ended June 30, 2004.

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                June 30, 2004

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
                                                       -----------

Warrants outstanding and exercisable under this plan as of March 31, 2004 are:

Stock Warrants


                                            Weighted
                             Weighted       Average                        Weighted
    Range                     Average      Remaining                       Average
 of Exercise                of Exercise   Contractual                     Of Exercise
   Price        Warrants       Price      Life (years)      Warrants        Price
------------   ----------   -----------   ------------    ------------   --------------
$       1.00    1,000,000   $      1.00        2.66          1,000,000 	 $         1.00




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



During the second quarter the company sustained a concentrated effort towards finding business opportunities suitable for acquisition.

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

Dated: August 13, 2004

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


Date: August 13, 2004


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2004
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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