Form 10QSB
period 2004-09-30
VERSATECH INC
filed 2004-11-19
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, 20,896,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                       3

                     Consolidated Balance Sheets as of
                     September 30, 2004                       3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     September 30, 2004 and 2003 and the nine
                     months ended September 30, 2004 and 2003   5

                     Consolidated Statements of Cash Flows
                     for the nine months ended
                     September 30, 2004 and 2003                6

                     Notes to Financial Statements           7-12

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                      13

Part II   Other Information                                    14

          Item 1     Legal Proceedings                         14
          Item 2     Changes in Securities and Use of
                     Proceeds                                  14
          Item 3     Defaults upon Senior Securities           14
          Item 4     Submission of Matters to a Vote of
                     Security Holders                          14
          Item 5     Other Information                         14
          Item 6     Exhibits and Reports on Form 8-K          14

Signatures                                                     15

                                    Versatech, INC.
                                   and Subsidiaries

                                  September 30, 2004
                                      (Unaudited)

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

Consolidated Statements of Operations............................5

Consolidated Statements of Cash Flows............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                September 30,           December 31,
                                                    2004                    2003
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $   3,680               $        3
  Prepaid expenses                                 30,000                        -
  Accounts receivable                                 135                        -
                                                ---------               ----------

     Total Current Assets                          33,815                        3
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Software Development                             22,500                   22,500
  Accumulated depreciation                        (57,186)                 (57,186)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $  33,815               $        3
                                                =========               ==========






The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                    VERSATECH, INC.
                        Consolidated Balance Sheets (Continued)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  June 30,             December 31,
                                                    2004                    2003
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Accounts payable                                 44,649                   49,607
  Accrued expenses                                118,435                   94,712
  Current portion of notes payable                291,179                   77,104
                                                ---------               ----------

     Total Current Liabilities                    454,263                  221,423
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	              291,179                   77,104
  Less: current portion	                         (291,179)                 (77,104)
                                                ---------               ----------

     Total Long Term Debt                               -                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          454,263                  221,423
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common stock, $0.0003 par value, authorized;
    75,000,000 shares; issued and outstanding
    20,896,974 and 20,036,974, respectively         6,270                    6,012
  Additional paid-in capital                   11,087,858               11,014,891
  Treasure stock                                  (36,016)                 (36,016)
  Retained earnings                           (11,478,560)             (11,206,307)
                                                ---------               ----------

     Total Stockholders' Equity                  (420,448)                (221,420)
                                                ---------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  33,815              $         3
                                                =========               ==========

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                      Consolidated Statements of Operations (Unaudited)


                                 For the Three Months Ended      For the Nine Months Ended
                                       September 30,                   September 30,
                                ----------------------------   ----------------------------
                                    2004            2003           2004            2003
                                ------------    ------------   ------------    ------------
SALES                           $          -    $      1,259   $          -    $          -

COST OF GOODS SOLD                         -               -            765               -
                                ------------    ------------   ------------    ------------

GROSS PROFIT                               -           1,259            765               -

OPERATING EXPENSES
  General and administrative
    expenses                          57,572         422,675         70,854           4,920
  Salaries and Wages                  18,750               -         56,250               -
  Consulting Expense                  20,467               -        131,941               -
                                ------------    ------------   ------------    ------------

    Total Operating Expenses          96,789         422,675        259,045           4,920
                                ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS)              (96,789)       (421,416)      (258,280)         (4,920)
                                ------------    ------------   ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest expense                    (6,098)         (7,650)       (13,973)         (1,800)
                                ------------    ------------   ------------    ------------

    Total Other Income and
      (Expenses)                      (6,098)         (7,650)       (13,973)         (1,800)
                                ------------    ------------   ------------    ------------

    INCOME (LOSS) BEFORE
    INCOME TAXES                    (102,887)       (429,066)      (272,253)         (6,720)

    PROVISION FOR INCOME TAXES             -               -              -               -
                                ------------    ------------   ------------    ------------

    NET INCOME (LOSS)            $  (102,887)    $  (429,066)      (272,253)         (6,720)
                                ============    ============   ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.01)    $     (0.03)   $     (0.01)    $     (0.00)
                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                     20,564,932      16,911,736     20,551,062      18,336,974
                                ============    ============   ============    ============


The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                        VERSATECH, INC.
                      Consolidated Statements of Cash Flows (Unaudited)



                                                            For the nine months ended
                                                                   September 30,
                                                         -------------------------------
                                                              2004              2003
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                      $   (272,253)      $   (429,066)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                 62,600            397,500
     Warrants issued for services                              10,625                  -
  (Increase) decrease in:
     Inventory                                                      -               (161)
     Accounts receivable                                         (135)                 -
     Prepaid expense                                          (30,000)                 -
  Increase (decrease) in:
     Accounts payable                                          (4,958)            10,253
     Accrued expenses                                          23,723              7,650
                                                         ------------       ------------

     Net Cash Provided(Used) by Operating Activities         (210,398)           (13,824)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
------------------------------------                     ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from debt financing                                214,075             13,656
                                                         ------------       ------------

     Net Cash Provided(Used) by Financing Activities          214,075             13,656
                                                         ------------       ------------

NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                        3,677               (168)
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         3                192
                                                         ------------       ------------
  ENDING                                                 $      3,680       $         24
                                                         ============       ============


  Supplemental Disclosures of Cash Flow Information:
    Interest                                             $          -       $          -
    Income Taxes                                                    -                  -

  Non Cash Activities:
    Stock issued for accrued expenses                    $          -       $     15,000
    Stock issued for notes payable                                  -             62,000
    Stock issued for services                                  62,600            397,500
    Stock issued for warrant expense                           10,625                  -




The accompanying notes are and integral part of these consolidated financial statements.
                                         6

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                     September 30, 2004


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                              September 30, 2004


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

        The deferred tax liability and the valuation account is as follows at September 30, 2004 and December 31, 2003:

                                                  September 30, December 31,
                                                       2004         2003
                                                   -----------  -----------
                                                   (Unaudited)
         Deferred tax asset:
         NOL carryforward                          $ 3,902,710  $ 3,810,145
         Valuation allowance                        (3,902,710)  (3,810,145)
                                                   -----------  -----------
         Total                                     $         -  $         -
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

         h.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been
         presented because it is equal to primary earnings per share.   750,000
         options have been excluded from the fully diluted earnings per share calculation because their effects are anti-dilutive.


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------
         For the period ended
          September 30, 2004:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (272,253)  20,551,062  $(0.01)
                                            ===========   ==========  ======
         For the year ended
          December 31, 2003:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (542,649)  18,173,714  $(0.03)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                              September 30, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Accounting for Stock-Base Compensation

         As permitted by SFAS NO. 123 "Accounting for Stock-Based
         Compensation," the Company has elected to account for the stock option plans as compensation cost when options were issued at equal to or more than fair market value.

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

NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of September 30, 2004 and December 31, 2003:

                                                    September 30, December 31,
                                                          2004       2003
                                                      ---------   ----------

         Note payable related party is detailed
         as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  15,053   $   15,978

         Convertible note payable to an officer
         and director, interest bearing at 8% and
         due upon demand.                                36,126       36,126

         Convertible note payable to a
         shareholder, interest of $5,000
         due upon demand.                                25,000       25,000

         Notes payable to shareholders, interest
         bearing at 10% and due in one year.            215,000            -
                                                      ---------   ----------

         Total Notes Payable - Related Party            291,179       77,104
         Less current portion                          (291,179)     (77,104)
                                                      ---------   ----------
         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                              September 30, 2004


NOTE 4 - NOTES PAYABLE (Continued)

         Future minimum principal payments on long-term debt are as follows:

                  Year Ending
                  December 31,                    Amount
                  ------------                  ----------
                     2004                       $   77,680
                     2005                       $  150,000
                                                ----------
                                                $  227,680
                                                ==========


NOTE 5 - COMMON STOCK WARRANTS

     In February 2004, the Company entered into a contract with EPWC Management, Inc. ("EPWC") to provide management consultation services. The contract became effective January 1, 2004 and will continue for two years with the option of extension at that time. EPWC will provide ongoing consulting services for $5,000 per month throughout the two year term. In addition, EPWC received 600,000 shares of the Company=s restricted common stock for services valued at $0.056 per share. Furthermore, the Company issued EPWC a stock purchase warrant for 1,000,000 shares of common stock with a warrant price of $1.00 per share. The agreement allows EPWC to purchase the common stock at a purchase price of $1.00 per share. The warrant shall also provide that EPWC may exchange the warrant for 600,000 shares of common stock without purchase of any kind. The purchase shall be exercisable at the earliest of the event of: (a) the approval of the Company, in its sole discretion; (b) upon the reverse split or other share reduction of the Company=s common stock; or, (c) on March 31, 2005. The stock purchase warrant shall expire on December 31, 2006, unless extended by the Company.

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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                              September 30, 2004


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
                                                       -----------

     Warrants outstanding and exercisable under this plan as of September, 2004 are:

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



During the third quarter on July 28, 2004, the Company entered into a Letter of Intent, Confidential Information and Exclusive Rights Agreement to purchase 100% of the assets and business of LDR International, Inc.("LDRI"), a printing equipment and graphic arts products distribution company located in Portland Oregon. This Agreement provided for the transaction to be completed on or before September 30, 2004 and afforded the Company with exclusive rights to conclude this transaction before this date.

The Company was unable to conclude the transaction with LDRI by September 30. As the parties have continued to discuss the transaction, an agreement has been reached to extend the closing date and exclusive rights period until December 15, 2004. The ability of the Company to conclude any transaction with LDRI is in large part dependent upon the Company's capacity to obtain the necessary funding and there can be no assurances that such funding can be secured. Absent the Company securing the required funding it will not be able to conclude any transaction with LDRI.

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

               On July 28,2004 the company entered into a Letter of Intent, Confidential Information and Exclusive Rights Agreement to purchase 100% of the assets and business of LDR International, Inc.("LDRI"), a printing equipment and graphic arts products distribution company located in Portland Oregon. The closing, which is to take place on or before September 30,2004, is subject to certain terms and conditions.

               Exhibits attached:

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2004

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


Date: November 18, 2004


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
September 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 18, 2004
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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