Form 10KSB
period 2004-12-31
VERSATECH INC
filed 2005-04-18
CIK 933954

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
(Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The issuer's revenues for its most recent fiscal year, ending December 31, 2004, were $735.00 net of discounts.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/04, was $1,076,848.70

     This issuer has not been involved in a bankruptcy proceeding during the last five years.

     As of April 14, 2005 the issuer has 21,536,974 outstanding shares of its $.0003 par value Common Stock.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2004, no matters were submitted to the Security Holders for their approval.

                    PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) Market Information - The Company's Common Stock has been quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to VersaTech, Inc. Prior to March 27, 2000, the Company's trading symbol was "DHMG".

     Trading Prices - The following table shows the range of high and low trading prices quarterly for the years 2004, 2003, and 2002 (such quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.):

                              Trading Prices
                              Common Stock

   Quarter Ending                 High      Low
_________________________________________________________
March 31, 2002                 $   .01     $  .01
June 30, 2002                  $   .03     $  .03
September 30, 2002             $   .07     $  .04
December 31, 2002              $   .02     $  .02
March 31, 2003                 $   .01     $  .02
June 30, 2003                  $   .01     $  .01
September 30, 2003             $   .03     $  .03
December 31, 2003              $   .04     $  .05
March 31, 2004                 $   .10     $  .10
June  30, 2004                 $   .08     $  .08
September 30, 2004             $   .09     $  .09
December  31, 2004             $   .05     $  .05

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

     During the fourth quarter the Company was unable to secure the required funding to complete the transaction with LDRI by December 15 as agreed by the parties in the foregoing extension. Consequently the letter of Intent, Confidential Information and Exclusive Rights Agreement has expired.

     Notwithstanding the foregoing, the parties are amenable to proceeding with a possible transaction if and when the Company is able to secure sufficient funding.

                      PART II - OTHER INFORMATION

ITEM 7 - FINANCIAL STATEMENTS





                             VERSATECH, INC.
                            and Subsidiaries

                    CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 2004 and 2003

                             C O N T E N T S


Auditor=s Report....................................................... 3

Consolidated Balance Sheets............................................ 4

Consolidated Statements of Operations.................................. 6

Consolidated Statements of Stockholders= Equity........................ 7

Consolidated Statements of Cash Flows.................................. 9

Notes to the Consolidated Financial Statements......................... 10

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------



To the Board of Directors and Stockholders of Versatech, Inc.

We have audited the accompanying consolidated balance sheets of Versatech, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders= equity and comprehensive income and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versatech, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company=s operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management=s plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2005

                             VERSATECH, INC.
                      Consolidated Balance Sheets


                                 ASSETS
                                 ------

                                                         December 31,
                                                     2004          2003
                                                 -----------    -----------

CURRENT ASSETS

  Cash and cash equivalents                      $              $         3
  Accounts receivable                                    135              -
  Inventory                                                -              -
                                                 -----------    -----------

     Total Current Assets                                135              3
                                                 -----------    -----------
INVESTMENTS
  Investments - other                                      -              -
                                                 -----------    -----------

     Total Investments                                     -              -
                                                 -----------    -----------

PROPERTY AND EQUIPMENT
  Office furniture and fixtures                       16,687         16,687
  Equipment                                           17,999         17,999
  Software Development                                22,500         22,500
  Accumulated depreciation                           (57,186)       (57,186)
                                                 -----------    -----------

     Net Property and Equipment                            -              -
                                                 -----------    -----------

     TOTAL ASSETS                                $       135    $         3
                                                 ===========    ===========



The accompanying notes are and integral part of these consolidated financial statements.
                                       4

                                 VERSATECH, INC.
                          Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS= EQUITY
                      ------------------------------------

                                                         December 31,
                                                     2004           2003
                                                 -----------    -----------

CURRENT LIABILITIES
  Bank Overdraft                                 $     1,068    $         -
  Accounts payable                                    47,029         49,607
  Accrued expenses                                   133,152         94,712
  Current portion of notes payable - related party   301,180         77,104
                                                 -----------    -----------

     Total Current Liabilities                       482,429        221,423
                                                 -----------    -----------

LONG-TERM DEBT
  Notes payable - related party                      301,179         77,104
  Less: current portion                             (301,179)       (77,104)
                                                 -----------    -----------
     Total Long-Term Debt                                  -              -
                                                 -----------    -----------

     Total Liabilities                               482,428        221,423
                                                 -----------    -----------

STOCKHOLDERS= EQUITY

  Common stock, $0.0003 par value, authorized
   75,000,000 shares; issued and outstanding
   21,536,974 and 20,036,974, respectively             6,462          6,012
  Additional paid-in capital                      11,152,666     11,014,891
  Treasury stock                                     (36,016)       (36,016)
  Retained earnings                              (11,605,405)   (11,206,307)
                                                 -----------    -----------

     Total Stockholders= Equity                     (482,293)      (221,420)
                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY  $       135    $         3
                                                 ===========    ===========



The accompanying notes are and integral part of these consolidated financial statements.
                                       5

                                VERSATECH, INC.
                    Consolidated Statements of Operations

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2004           2003
                                                 -----------    -----------

SALES                                            $       765    $     1,485

COST OF GOODS SOLD                                         -          8,101
                                                 -----------    -----------

GROSS PROFIT                                             765         (6,616)
                                                 -----------    -----------

OPERATING EXPENSES
  General and administrative expenses                310,423        483,253
  Salaries and Wages                                  73,750         75,000
  Depreciation and amortization                            -              -
                                                 -----------    -----------

     Total Operating Expenses                        384,173        558,253
                                                 -----------    -----------

OPERATING INCOME (LOSS)                             (383,408)      (564,869)
                                                 -----------    -----------

OTHER INCOME AND (EXPENSES)
  Forgiveness of debt                                      -         25,000
  Interest expense                                   (15,690)        (2,780)
                                                 -----------    -----------

     Total Other Income and (Expenses)               (15,690)        22,220
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (399,098)      (542,649)

PROVISION FOR INCOME TAXES                                 -              -
                                                 -----------    -----------

NET INCOME (LOSS)                                $  (399,098)   $  (542,649)
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE                      $     (0.02)   $     (0.03)
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          21,095,307     18,173,714
                                                 ===========    ===========


The accompanying notes are and integral part of these consolidated financial statements.
                                      6

                              VERSATECH, INC.
             Consolidated Statements of Stockholders= Equity
             From December 31, 1998 through December 31, 2004



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



The accompanying notes are and integral part of these consolidated financial statements.
                                      7

                              VERSATECH, INC.
             Consolidated Statements of Stockholders= Equity
             From December 31, 1998 through December 31, 2004



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


The accompanying notes are and integral part of these consolidated financial statements.
                                       8

                                VERSATECH, INC.
               Consolidated Statements of Stockholders= Equity
               From December 31, 1998 through December 31, 2004


                                        Common Stock      Additional      Retained       Stock
                                    -------------------     Paid-In       Earnings      Treasury    Subscription
                                      Shares     Amount     Capital       (Deficit)      Stock      Receivable
                                    ----------  -------  ------------   ------------   ----------   ----------

December 03 - Common shares
 issued for satisfaction of notes
 and payables to a related party       200,000       60       315,350              -            -            -

Net Loss for the year ended
 December 31, 2003                           -        -             -       (542,649)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2003          20,036,974    6,012     1,014,891    (11,206,308)     (36,016)           -

Shares issued for services
 valued at 0.07 per share              600,000      180        33,420              -            -            -

Warrant Expense                              -        -        10,625              -            -            -

Shares issued for finance
 costs between $0.07 and
 $0.13 per share                       900,000      270        93,730              -            -            -

Net Loss for the year ended
 December 31, 2004                           -        -             -       (399,098)           -            -
                                    ----------  -------  ------------   ------------   ----------   ----------

Balance, December 31, 2004          21,536,974  $ 6,462  $ 11,014,891   $(11,605,406)  $  (36,016)  $        -
                                    ==========  =======  ============   ============   ==========   ==========




                                       9
The accompanying notes are and integral part of these consolidated financial statements.

                                 VERSATECH, INC.
                      Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2004          2003
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $  (399,098)   $  (542,649)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                          -              -
    Stock issued for services                         33,600        425,000
    Stock issued for financing costs                  94,000              -
    Warrants issued for services                      10,625              -
   (Increase) decrease in:
    Inventory                                              -          7,938
  Increase (decrease in:
    Accounts receivable                                 (135)             -
    Accounts payable                                  (2,578)         9,608
    Accrued expenses                                  38,440         77,780
                                                 -----------    -----------

     Net Cash Provided (Used) by Operating
     Activities                                     (225,146)       (22,323)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net Cash Provided (Used) by Investing
     Activities                                            -              -
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt financing                         1,068              -
  Proceeds from debt financing                       224,075         22,134
                                                 -----------    -----------

     Net Cash Provided (Used) by Financing
     Activities                                      225,143         22,134
                                                 -----------    -----------

NET INCREASE (DECREASE IN CASH AND CASH
EQUIVALENTS                                               (3)          (189)

CASH AND CASH EQUIVALENTS
  BEGINNING                                                3            192
                                                 -----------    -----------
  ENDING                                         $         -    $         3
                                                 ===========    ===========

Supplemental Disclosures of Cash Flow
 Information:

  Stock issued for releif of notes payable
     and accrued expenses                        $    91,065    $   407,364





The accompanying notes are and integral part of these consolidated financial statements.
                                     10

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2004 and 2003


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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Fair Value fo Financial Instruments

         Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

         f.  Provision for Income taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
         $11.6 million that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         The deferred tax liability and the valuation account are as follows at December 31, 2004 and 2003.

                                                         December 31,
                                                   ---------------------
                                                     2004         2003
                                                   --------     --------

         Deferred tax asset:
          NOL carryforward                         $ 3,945,838  $ 3,810,145
         Valuation allowance                        (3,945,838)  (3,810,145)
                                                   -----------  -----------
         Total                                     $         -  $         -
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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Earnings (Loss) Per Share (continued)


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------

         For the year ended
          December 31, 2004:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (399,098)  21,095,037  $(0.02)
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

         During 2001 and 2000, Michael Daily, an officer and director, loaned the Company $62,884 and $106,404, respectively. Mr. Daily was paid back in cash and stock the amount of $83,081 during 2000. The loan is non-interest bearing and due upon demand. For the years ended December 31, 2004 and 2003, the loan balance remained at $0 and $75,410, respectively.

         During 2002, a shareholder loaned the Company $25,000 bearing interest at a flat rate of $5,000. Payments are to be made monthly based on monthly sales of inventory. Inventory valued $7,938 was given to the shareholder as collateral. In addition, the Company=s president loaned funds to the Company totaling $15,978 to cover operational costs. The unsecured loan is non-interest bearing and is due and payable upon demand. This amount of $15,978 is still outstanding as of December 31, 2004.

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

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2004 and 2003


NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses, is lacking working capital and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to discontinue the marketing of its dietary supplements and entertain new business ventures or seek a merger candidate. Management also plans to raise additional funds through a private placement of its common stock.


NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of December 31, 2004 and 2003:


         Notes payable related party is detailed         2004       2003
         as follows:                                   ---------   ----------

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  15,053   $   15,978

         Convertible note payable to an officer and
         director, interest bearing at 8% and due
         upon demand.		                           36,126       36,126

         Convertible note payable to a shareholder,
         interest of $5,000 due upon demand.             25,000       25,000

                                VERSATECH, INC.
                       Notes to the Financial Statements
                          December 31, 2004 and 2003


NOTE 4 -  NOTES PAYABLE (Continued) 	              2004         2003
                                                     ----------   ----------
         Notes payable to shareholders, interest
         bearing at 10% and due upon demand.            225,000            -
                                                     ----------   ----------

         Total Notes Payable - Related Party            301,179       77,104
         Less current portion	                         (301,179)     (77,104)
                                                     ----------   ----------

         Long-Term Portion Notes Payable             $        -   $        -
                                                     ==========   ==========

         Future minimum principal payments on
         long-term debt is as follows:

                        Year Ending
                        December 31,                    Amount
                      ---------------               -------------
                           2005                     $     301,179
                                                    -------------
                                                    $     301,179
                                                    =============

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
  (42)                   industry for 15 years. Mr. Krakonchuk has developed
                         and grown a financial network of institutional and individual investors that have served to provide capital requirements for small and micro-cap companies from the late 80's to 1995. Mr. Krakonchuk joined
                         Versatech in 1995 as Vice President of Investor
                         Relations. He was instrumental when Versatech went public in 1996. He was appointed to the Board of Directors in 1997. Mr. Krakonchuk was named Executive
                         Vice President and an officer of the company in 1999. In February 2003 Mr. Krakonchuk was elected
                         Chairman of the Board and Chief Executive Officer of the company.


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

Name and Address of
Beneficial Owner or                Amount and Nature of
Name of Officer or Director        Beneficial Ownership     Percent of Class
____________________________________________________________________________


Steve Krakonchuk <F1<F2>              3,930,000 shares          20.9%
130-10691 Shellbridge Way
Richmond BC V6X 2W8
Canada

Anthony Spiritosanto<F2>              1,101,100 shares           5.9%
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

VERSATECH, INC.
a Nevada Corporation

By:    /s/ STEVE KRAKONCHUK           Date:  April 14, 2005
       Steve Krakonchuk
       President and Chief Executive Officer




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below



By:    /s/ STEVE KRAKONCHUK           Date:   April 14, 2005
       Steve Krakonchuk
       Director


By:    /s/ ANTHONY SPIRITOSANTO       Date:   April 14, 2005
       Anthony Spiritosanto
       Director


By:    /s/ GARY E. STAFFORD           Date:   April 14, 2005
       Gary E. Stafford
       Director

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


Date: April 14, 2005


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer