Form 10KSB/A
period 2004-12-31
VERSATECH INC
filed 2005-04-28
CIK 933954

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

VERSATECH, INC.
a Nevada Corporation

By:    /s/ STEVE KRAKONCHUK           Date:  April 27, 2005
       Steve Krakonchuk
       President and Chief Executive Officer




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below



By:    /s/ STEVE KRAKONCHUK           Date:   April 27, 2005
       Steve Krakonchuk
       Director


By:    /s/ ANTHONY SPIRITOSANTO       Date:   April 27, 2005
       Anthony Spiritosanto
       Director


By:    /s/ GARY E. STAFFORD           Date:   April 27, 2005
       Gary E. Stafford
       Director

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


Date: April 27, 2005


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the year ended
December 31, 2004 as filed with the Securities and Exchange Commission (the "10-KSB Report") that to his knowledge:

(1) the 10-KSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 27, 2005
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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