Form 10QSB
period 2005-03-31
VERSATECH INC
filed 2005-05-16
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2005, 21,536,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements                       3

                     Consolidated Balance Sheets as of
                     March 31, 2005                           3-4

                     Consolidated Statements of Operations
                     for the three months ended
                     March 31, 2005 and 2004                    5

                     Consolidated Statements of Cash Flows
                     for the three months ended
                     March 31, 2005 and 2004                    6

                     Notes to Financial Statements           7-12

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                      13

Part II   Other Information                                    14

          Item 1     Legal Proceedings                         14
          Item 2     Changes in Securities and Use of
                     Proceeds                                  14
          Item 3     Defaults upon Senior Securities           14
          Item 4     Submission of Matters to a Vote of
                     Security Holders                          14
          Item 5     Other Information                         14
          Item 6     Exhibits and Reports on Form 8-K          14

Signatures                                                     15

                                    Versatech, INC.
                                   and Subsidiaries

                                     March 31, 2005
                                      (Unaudited)

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

Consolidated Statements of Operations............................5

Consolidated Statements of Cash Flows............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------


                                                  March 31,             December 31,
                                                    2005                    2004
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $       -               $        -
  Prepaid expenses                                      -                        -
  Accounts receivable                                 135                      135
                                                ---------               ----------

     Total Current Assets                             135                      135
                                                ---------               ----------


PROPERTY AND EQUIPMENT

  Office furniture and fixtures                    16,687                   16,687
  Equipment                                        17,999                   17,999
  Software Development                             22,500                   22,500
  Accumulated depreciation                        (57,186)                 (57,186)
                                                ---------               ----------

     Net Property and Equipment	                    -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $     135               $      135
                                                =========               ==========






The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                    VERSATECH, INC.
                        Consolidated Balance Sheets (Continued)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                  March 31,            December 31,
                                                    2005                    2004
                                                -------------           ------------
CURRENT LIABILITIES                              (Unaudited)
  Bank overdraft                                $   1,126               $    1,068
  Accounts payable                                 47,029                   47,029
  Accrued expenses                                158,260                  133,152
  Current portion of notes payable                 45,000                        -
  Current portion of notes payable-related party   54,520                  301,180
                                                ---------               ----------

     Total Current Liabilities                    305,935                  482,429
                                                ---------               ----------

LONG-TERM DEBT

  Notes payable - related party	              205,000                        -
                                                ---------               ----------

     TOTAL LIABILITIES	                          510,935                  482,429
                                                ---------               ----------

STOCKHLDERS' EQUITY

  Common stock, $0.0003 par value, authorized 75,000,000
    shares; issued and outstanding 20,636,974 and
    20,036,974, respectively                        6,462                    6,462
  Additional paid-in capital                   11,167,486               11,152,450
  Treasury stock                                  (36,016)                 (36,016)
  Retained earnings                           (11,648,732)             (11,605,405)
                                                ---------               ----------

     Total Stockholders' Equity                  (510,800)                (482,429)
                                                ---------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     135              $       135
                                                =========               ==========

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                             Consolidated Statements of Operations



                                 For the Three Months Ended
                                         March 31,
                                ----------------------------
                                    2005            2004
                                ------------    ------------
SALES                           $          -    $        505

COST OF GOODS SOLD                         -               -
                                ------------    ------------

GROSS PROFIT                               -             505

OPERATING EXPENSES

  General and administrative
    expenses                           3,398          59,585
  Salaries and Wages                  18,750          18,750
  Warrant Expense                     14,820          10,625
                                ------------    ------------

    Total Operating Expenses          36,968          88,960
                                ------------    ------------

OPERATING INCOME (LOSS):             (36,968)        (88,455)
                                ------------    ------------

OTHER INCOME AND (EXPENSES)
  Interest expense                    (6,358)         (1,766)
                                ------------    ------------

    Total Other Income and
      (Expenses)                      (6,358)         (1,766)
                                ------------    ------------

INCOME (LOSS) BEFORE
INCOME TAXES                         (43,326)        (90,221)

PROVISION FOR INCOME TAXES                 -               -
                                ------------    ------------

NET INCOME (LOSS)                $   (43,326)    $   (90,221)
                                ============    ============

NET INCOME (LOSS) PER SHARE      $     (0.00)    $     (0.00)
                                ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                     21,536,974      20,261,150
                                ============    ============

The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                        VERSATECH, INC.
                            Consolidated Statements of Cash Flows



                                                            For the Three Months Ended
                                                                      March 31,
                                                         -------------------------------
                                                              2005              2004
                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $    (43,326)      $    (90,221)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                      -             33,600
     Warrants issued for services                              14,820             10,625
  (Increase) decrease in:
     Accounts receivable                                            -               (135)
     Prepaid expense                                                -            (30,000)
  Increase (decrease) in:
     Accounts payable                                               -               (799)
     Accrued expenses                                          25,108             15,515
                                                         ------------       ------------

     Net Cash Provided(Used) by Operating Activities           (3,398)           (61,415)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                                  3,398             81,501
                                                         ------------       ------------

     Net Cash Provided(Used) by Financing Activities            3,398             81,501
                                                         ------------       ------------

NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                            -             20,086
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         -                  3
                                                         ------------       ------------

  ENDING                                                 $          -       $     20,089
                                                         ============       ============


  Supplemental Disclosures of Cash Flow Information:

  Interest                                               $          -       $          -
  Taxes                                                             -                  -




The accompanying notes are and integral part of these consolidated financial statements.
                                         6

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                       March 31, 2005


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        f.  Provision for Income taxes

        No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
        $11.2 million that will be offset against future taxable income. The NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        The deferred tax liability and the valuation account is as follows at March 31, 2005 and December 31, 2004:

                                                   March 31,   December 31,
                                                     2005         2004
                                                   --------     --------

         Deferred tax asset:
         NOL carryforward                          $ 3,942,986  $ 3,928,255
         Valuation allowance                        (3,942,986)  (3,928,255)
                                                   -----------  -----------
         Total                                     $         -  $         -
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


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------
         For the period ended
          March 31, 2005
            Basic EPS
            Income (loss) to common
             stockholders                   $   (43,266)  21,536,974  $(0.00)
                                            ===========   ==========  ======
         For the year ended
          December 31, 2003:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (347,382)  21,095,037  $(0.02)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2005


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

         In February 2004, the Company entered into a contract with EPWC Management, Inc. ("EPWC") to provide management consultation services. The contract became effective January 1, 2004 and will continue for two years with the option of extension at that time. EPWC will provide ongoing consulting services for $5,000 per month throughout the two year term. A retainer of $30,000 was paid to EPWC which may be used for payment during the agreed term. In addition, EPWC received 600,000 shares of the Company=s restricted common stock for services valued at $0.056 per share. Furthermore, the Company issued EPWC a stock purchase warrant for 1,000,000 shares of common stock with a warrant price of $1.00 per share. Accordingly the Company has changed the value of the warrants to expense in the amount of $14,280.

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

NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of March 31, 2005 and December 31, 2004:

                                                      March 31,   December 31,
                                                          2005       2004
                                                      ---------   ----------

         Note payable related party is detailed
         as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  17,088   $   15,053

         Convertible note payable to an officer
         and director, interest bearing at 8% and
         due upon demand.                                36,632       36,126

         Convertible note payable to a
         shareholder, interest of $5,000
         due upon demand.                                25,000       25,000

         Notes payable to shareholders, interest
         bearing at 10% and due in one year.            225,000      225,000
                                                      ---------   ----------

         Total Notes Payable - Related Party            304,520      301,179
         Less current portion                          (304,520)    (301,179)
                                                      ---------   ----------
         Long-Term Portion Notes Payable              $       -   $        -
                                                      =========   ==========

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2005


NOTE 4 - NOTES PAYABLE (Continued)

         Future minimum principal payments on long-term debt is as follows:

                  Period Ending
                  March 31,                     Amount
                  ------------                  ----------
                     2005                       $   99,520
                     2006                       $  205,000
                                                ----------
                                                $  304,520
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

Stock Warrants                                      2005
                                        ------------------------------
	                                                    Weighted
                                                           Average
                                          Number           Exercise
                                         of Shares          Price
                                        ----------       ------------
   Outstanding at beginning of year              -       $          -
   Granted                               1,000,000               1.00
   Exercised                                     -                  -
   Canceled                                      -                  -
                                        ----------       ------------
     Outstanding at end of quarter       1,000,000       $       1.00
                                        ==========       ============
     Exercisable at end of quarter       1,000,000       $       1.00
                                        ==========       ============

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", $14,280 was recognized as warrant expense for the period ended March 31, 2005.

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                March 31, 2005

NOTE 5 - COMMON STOCK WARRANTS (Continued)

The fair value of the warrant grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions;

	                                                     2005
                                                       -----------
     Risk-free interest rate                                 3.38%
     Dividend yield                                             0%
     Volatility                                               133%
     Average expected term (years to exercise date)              1
                                                       -----------

Warrants outstanding and exercisable under this plan as of March 31, 2005 are:

Stock Warrants


                                            Weighted
                             Weighted       Average                        Weighted
    Range                     Average      Remaining                       Average
 of Exercise                of Exercise   Contractual                     Of Exercise
   Price        Warrants       Price      Life (years)      Warrants        Price
------------   ----------   -----------   ------------    ------------   --------------
$       1.00    1,000,000   $      1.00        1.75          1,000,000 	 $         1.00




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

The Company was unable to conclude the transaction with LDRI by September 30. As the parties have continued to discuss the transaction, an agreement has been reached to extend the closing date and exclusive rights period until December 15, 2004. The ability of the Company to conclude any transaction with LDRI, is in large part dependent upon the Company's capacity to obtain the necessary funding and there can be no assurances that such funding can be secured. Absent the Company securing the required funding it will not be able to conclude any transaction with LDRI.

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

Dated: May 13, 2005

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


Date: May 13, 2005


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
March 31, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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