Form 10QSB
period 2005-06-30
VERSATECH INC
filed 2005-08-26
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2005

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

Commission File Number 0-22729

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2005, 21,536,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements

                     Consolidated Balance Sheets                3

                     Consolidated Statements of Operation       4

                     Consolidated Statements of Cash Flows      5

                     Notes to Financial Statements           6-11

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                      12

Part II   Other Information                                    13

          Item 1     Legal Proceedings                         13
          Item 2     Changes in Securities and Use of
                     Proceeds                                  13
          Item 3     Defaults upon Senior Securities           13
          Item 4     Submission of Matters to a Vote of
                     Security Holders                          13
          Item 5     Other Information                         13
          Item 6     Exhibits and Reports on Form 8-K          13

Signatures                                                     14

                                    VERSATECH, INC.
                                   and Subsidiaries

                                     June 30, 2005
                                      (Unaudited)

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

Consolidated Statements of Operations............................5

Consolidated Statements of Cash Flows............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheets


                                        ASSETS
                                        ------


                                                  June 30,             December 31,
                                                    2005                    2004
                                                -------------           ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $     163               $        -
  Accounts receivable                                 135                      135
                                                ---------               ----------

     Total Current Assets                             298                      135
                                                ---------               ----------

PROPERTY AND EQUIPMENT, Net                             -                        -
                                                ---------               ----------

     TOTAL ASSETS                               $     298               $      135
                                                =========               ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES
  Bank overdraft                                $       -                    1,068
  Accounts payable                                 47,029                   47,029
  Accrued expenses                                183,369                  133,151
  Current portion of notes payable                135,000                        -
  Current portion of notes payable-related party   59,720                  301,180
                                                ---------               ----------

  Total Current Liabilities                       425,118                  482,428
                                                ---------               ----------

  LONG-TERM DEBT
  Notes payable                	              115,000                        -
                                                ---------               ----------

     Total Liabilities	                          540,118                  482,428
                                                ---------               ----------

STOCKHOLDERS' EQUITY
  Common stock, $0.0003 par value, authorized 75,000,000
    shares; issued and outstanding 21,536,974 and
    21,536,974, respectively                        6,462                    6,462
  Additional paid-in capital                   11,167,486               11,152,666
  Treasury stock                                  (36,016)                 (36,016)
  Retained earnings                           (11,677,752)             (11,605,405)
                                                ---------               ----------

     Total Stockholders' Equity                  (539,820)                (482,293)
                                                ---------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     298              $       135
                                                =========               ==========

The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                        VERSATECH, INC.
                             Consolidated Statements of Operations
                                          (Unaudited)


                                        For the Three                   For the Six
                                        Months Ended                   Months Ended
                                           June 30,                       June 30,
                                ----------------------------   ----------------------------
                                    2005            2004           2005            2004
                                ------------    ------------   ------------    ------------
SALES                           $          -    $        260   $          -    $        765

COST OF GOODS SOLD                         -               -              -               -
                                ------------    ------------   ------------    ------------

GROSS PROFIT                               -             260              -             765

OPERATING EXPENSES

  General and administrative           3,912          54,547          7,310         114,131
  Salaries and Wages                  18,750          18,750         37,500          37,500
  Warrant Expense                          -               -         14,820          10,625
                                ------------    ------------   ------------    ------------
    Total Operating Expense           22,662          73,297         59,630         162,256

                                ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS):        $    (22,662)   $    (18,750)  $    (59,630)   $   (161,491)

                                ------------    ------------   ------------    ------------

OTHER INCOME AND (EXPENSE):

  Interest expense                    (6,358)         (6,109)       (12,716)         (7,875)
                                ------------    ------------   ------------    ------------
    Total Other Income and
      (Expense)                       (6,358)         (6,109)        12,716          (7,875)

                                ------------    ------------   ------------    ------------
(LOSS) BEFORE INCOME TAXES           (29,020)        (79,146)       (72,346)       (169,366)

                                ------------    ------------   ------------    ------------

PROVISION FOR INCOME TAXES                 -               -              -               -

                                ------------    ------------   ------------    ------------

NET INCOME (LOSS)               $   (29,020)    $   (79,146)   $   (72,346)    $  (169,366)

                                ============    ============   ============    ============

LOSS PER COMMON SHARE           $      (.00)    $      (.00)   $      (.00)    $      (.01)

                                ============    ============   ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     21,536,974      20,636,974     21,536,974      20,449,062

                                ============    ============   ============    ============

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                             For the Six Months Ended
                                                                      June 30,
                                                         -------------------------------
                                                              2005              2004
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $    (72,346)      $   (169,366)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                      -             33,600
     Warrants issued for services                              14,820             10,625
  (Increase) decrease in:
     Accounts receivable                                            -               (135)
     Prepaid expense                                                -            (30,000)
  Increase (decrease) in:
     Accounts payable                                               -             (4,478)
     Accrued expenses                                          50,216             17,874
                                                         ------------       ------------

     Net Cash Provided(Used) by Operating Activities           (7,310)          (141,880)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
                                                         ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt financing                                  7,473            150,577
                                                         ------------       ------------

     Net Cash Provided(Used) by Financing Activities            7,473            150,577
                                                         ------------       ------------

NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                          163              8,697
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         -                  3
                                                         ------------       ------------

  ENDING                                                 $        163       $      8,700
                                                         ============       ============


  Supplemental Disclosures of Cash Flow Information:

  Stock issued for services                              $          -       $     33,600
  Warrants issued for services                                 14,820             10,625




The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                       June 30, 2005


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                June 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        f.  Provision for Income taxes

        No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately
        $11.7 million that will be offset against future taxable income. The NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        The deferred tax liability and the valuation account is as follows at June 30, 2005 and December 31, 2004:

                                                   June 30,    December 31,
                                                     2005         2004
                                                   --------     --------

         Deferred tax asset:
         NOL carryforward                          $ 3,970,436  $ 3,928,255
         Valuation allowance                        (3,970,436)  (3,928,255)
                                                   -----------  -----------
         Total                                     $         -  $         -
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


                                           Income (Loss)    Shares   Per-Share
                                            (Numerator)  (Denominator) Amount
                                           -------------  -----------  ------
         For the period ended
          June 30, 2005
            Basic EPS
            Income (loss) to common
             stockholders                   $   (72,346)  21,536,974  $(0.00)
                                            ===========   ==========  ======
         For the year ended
          December 31, 2004:
            Basic EPS
            Income (loss) to common
             stockholders                   $  (399,098)  21,095,307  $(0.02)
                                            ===========   ==========  ======

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                 June 30, 2005


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

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                June 30, 2005


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

NOTE 4 - NOTES PAYABLE

         Long Term Liabilities are detailed in the following schedules as of June 30, 2005 and December 31, 2004:

                                                       June 30,   December 31,
                                                          2005       2004
                                                      ---------   ----------
                                                      (Unaudited)
         Note payable related party is detailed
         as follows:

         Note payable to an officer and director,
         non-interest bearing and due upon demand     $  23,088   $   15,053

         Convertible note payable to an officer
         and director, interest bearing at 8% and
         due upon demand.                                36,632       36,126

         Convertible note payable to a
         shareholder, interest of $5,000
         due upon demand.                                25,000       25,000

         Notes payable to shareholders, interest
         bearing at 10% and due in one year.            225,000      225,000
                                                      ---------   ----------

         Total Notes Payable - Related Party            309,720      301,179
         Less current portion                          (194,720)    (301,179)
                                                      ---------   ----------
         Long-Term Portion Notes Payable              $ 115,000   $        -
                                                      =========   ==========

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                June 30, 2005


NOTE 4 - NOTES PAYABLE (Continued)

         Future minimum principal payments on long-term debt is as follows:

                  Period Ending
                     June 30,                     Amount
                  ------------                  ----------
                     2005                       $  194,720
                     2006                       $  115,000
                                                ----------
                                                $  309,720
                                                ==========

NOTE 5 - COMMON STOCK WARRANTS

In February 2004, the Company entered into a contract with EPWC Management, Inc. ("EPWC") to provide management consultation services. The contract became effective January 1, 2004 and will continue for two years with the option of extension at that time. EPWC will provide ongoing consulting services for $5,000 per month throughout the two year term. In addition, EPWC received 600,000 shares of the Company's restricted common stock for services valued at $0.056 per share. Furthermore, the Company issued EPWC a stock purchase warrant for 1,000,000 shares of common stock with a warrant price of $1.00 per share. The agreement allows EPWC to purchase the common stock at a purchase price of $1.00 per share. The warrant shall also provide that EPWC may exchange the warrant for 600,000 shares of common stock without purchase of any kind. The purchase shall be exercisable at the earliest of the event of: (a) the approval of the Company, in its sole discretion; (b) upon the reverse split or other share reduction of the Company's common stock; or, (c) on June 30, 2005. The stock purchase warrant shall expire on December 31,2006, unless extended by the Company.

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
                                        ==========       ============

In accordance with SFAS 123, "Accounting for Stock-Based Compensation, $14,280 was recognized as warrant expense for the period ended June 30, 2005.

                                VERSATECH, INC.
                 Notes to the Consolidated Financial Statements
                                June 30, 2005

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
                                                       -----------

Warrants outstanding and exercisable under this plan as of June 30, 2005 are:

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

At the present time Versatech is not generating substantial revenue from its operations. As a result, Versatech' ability to continue in operation is largely dependent on it being able to raise funds. Over the next twelve months Versatech expects to be able to meet its cash requirements through loans obtained from officers and directors of the Corporation. Towards this end, Steve Krakonchuk, Versatech' Chairman, has advised the Corporation that he is prepared to loan up to $1 Million to it on terms and conditions to be agreed on. These terms and conditions will be negotiated and voted on by disinterested directors so as to ensure that the best interests of the Corporation are provided for.

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

Dated: August 25, 2005

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

CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002




I, Steve Krakonchuk, certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Versatech USA;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
   a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. As the registrant's sole certifying officer I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. As the registrant's sole certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 25, 2005


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
June 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 25, 2005
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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