Form 10QSB
period 2005-09-30
VERSATECH INC
filed 2005-12-23
CIK 933954

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2005, 21,536,974 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

                                 VersaTech, USA

                                   Form 10-QSB


                                TABLE OF CONTENTS

                                                          Page
                                                         Number
Part I    Financial Information

          Item 1     Financial Statements

                     Consolidated Balance Sheets                3

                     Consolidated Statements of Operation       5

                     Consolidated Statements of Cash Flows      6

                     Notes to Consolidated Financial Statements 7

          Item 2     Management's Discussion and Analysis
                     or Plan of Operation                       8

Part II   Other Information                                     9

          Item 1     Legal Proceedings                          9
          Item 2     Changes in Securities and Use of
                     Proceeds                                   9
          Item 3     Defaults upon Senior Securities            9
          Item 4     Submission of Matters to a Vote of
                     Security Holders                           9
          Item 5     Other Information                          9
          Item 6     Exhibits and Reports on Form 8-K           9

Signatures                                                     10

                                    VERSATECH, INC.
                                   and Subsidiaries

                                  September 30, 2005
                                      (Unaudited)

                                 C O N T E N T S


Consolidated Balance Sheets......................................3

Consolidated Statements of Operations............................5

Consolidated Statements of Cash Flows............................6

Notes to the Consolidated Financial Statements...................7

                                  VERSATECH, INC.
                             Consolidated Balance Sheet


                                        ASSETS
                                        ------

                                                September 30,
                                                    2005
                                                -------------
                                                 (Unaudited)
CURRENT ASSETS

  Accounts receivable                              $     135
                                                   ---------

     Total Current Assets                                135
                                                   ---------

PROPERTY AND EQUIPMENT

  Office furniture and fixtures                       16,687
  Equipment	                                          17,999
  Software Development                                22,500
  Accumulated depreciation                           (57,186)
                                                   ---------

     Net Property and Equipment                            -
                                                   ---------

     TOTAL ASSETS                                  $     135
                                                   =========


The accompanying notes are and integral part of these consolidated financial statements.
                                         3

                                  VERSATECH, INC.
                       Consolidated Balance Sheet (Continued)


                        LIABILITIES AND STOCKHOLDERS= EQUITY
                        ------------------------------------
                                                September 30,
                                                    2005
                                                -------------
                                                 (Unaudited)
CURRENT LIABILITIES

  Accounts payable                              $   56,384
  Bank Overdraft                                      917
  Accrued expenses                                208,476
  Current portion of notes payable- related party  58,764
  Current portion of notes payable                251,600
                                                ---------

  Total Current Liabilities                       576,241
                                                ---------

     Total Liabilities	                          576,241
                                                ---------

STOCKHOLDERS= EQUITY
  Common stock, $0.0003 par value, authorized;
    75,000,000 shares; issued and outstanding
    20,896,974 and 20,036,974, respectively         6,462
  Additional paid-in capital                   11,167,486
  Treasure stock                                  (36,016)
  Retained earnings                           (11,714,037)
                                                ---------

     Total Stockholders= Equity                  (576,105)
                                                ---------

     TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY $     135
                                                =========

The accompanying notes are and integral part of these consolidated financial statements.
                                         4

                                        VERSATECH, INC.
                     Consolidated Statements of Operations (Unaudited)


                                 For the Three Months Ended     For the Nine Months Ended
                                        September 30,                  September 30,
                                ----------------------------   ----------------------------
                                    2005            2004           2005            2004
                                ------------    ------------   ------------    ------------
SALES                           $          -    $          -   $          -    $          -

COST OF GOODS SOLD                         -               -                            765
                                ------------    ------------   ------------    ------------

GROSS PROFIT                               -               -              -             765

OPERATING EXPENSES
  General and administrative expenses 10,203          57,572         18,487          70,854
  Salaries and Wages                  18,750          18,750         56,250          56,250
  Warrant Expense                          -          20,467         14,820         131,941
                                ------------    ------------   ------------    ------------

    Total Operating Expenses          28,953          96,789         89,557         259,045
                                ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS)              (28,953)        (96,789)       (89,557)       (258,280)

OTHER INCOME AND (EXPENSES)
  Interest expense                    (6,358)         (6,098)       (19,074)        (13,973)
                                ------------    ------------   ------------    ------------
    Total Other Income and
      (Expenses)                      (6,358)         (6,098)       (19,074)        (13,973)
                                ------------    ------------   ------------    ------------

    INCOME (LOSS) BEFORE
    INCOME TAXES                     (35,311)       (102,887)      (108,631)       (272,253)
                                ------------    ------------   ------------    ------------

    PROVISION FOR INCOME TAXES             -               -              -               -
                                ------------    ------------   ------------    ------------

    NET INCOME (LOSS)           $    (35,311)   $   (102,887)  $   (108,631)   $   (272,253)
                                ============    ============   ============    ============

NET INCOME (LOSS) PER SHARE     $      (0.00)   $      (0.01)  $      (0.01)   $      (0.01)
                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                     21,536,974      20,564,932     21,536,974      20,551,062
                                ============    ============   ============    ============


The accompanying notes are and integral part of these consolidated financial statements.
                                         5

                                        VERSATECH, INC.
                     Consolidated Statements of Cash Flows (Unaudited)



                                                             For the nine months ended
                                                                    September 30,
                                                         -------------------------------
                                                              2005              2004
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                      $   (272,253)      $   (272,253)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Stock issued for services                                 62,600             62,600
     Warrants issued for services                              10,625             10,625
  (Increase) decrease in:
     Inventory                                                      -                  -
     Accounts receivable                                         (135)              (135)
     Prepaid expense                                          (30,000)           (30,000)
  Increase (decrease) in:
     Accounts payable                                          (4,958)            (4,958)
     Accrued expenses                                          23,723             23,723
                                                         ------------       ------------

     Net Cash Provided(Used) by Operating Activities         (210,398)          (210,398)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -
------------------------------------                     ------------       ------------

  Net Cash Provided (Used) by Investing Activities                  -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from debt financing                                214,075            214,075
                                                         ------------       ------------

     Net Cash Provided(Used) by Financing Activities          214,075            214,075
                                                         ------------       ------------
NET INCREASE (DECREASE IN CASH AND
  CASH EQUIVALENTS	                                        3,677              3,677
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
  BEGINNING                                                         3                  3
                                                         ------------       ------------
  ENDING                                                 $      3,680       $      3,680
                                                         ============       ============


Supplemental Disclosures of Cash Flow Information:
  Interest                                               $          -       $          -
  Income Taxes                                                      -                  -

Non Cash Activities
  Stock issued for accrued expenses                      $          -       $          -
  Stock issued for notes payable                                    -                  -
  Stock issued for services                                    62,600             62,600
  Stock issued for warrant expense                             10,625             10,625


The accompanying notes are and integral part of these consolidated financial statements.
                                         6

                                       VERSATECH, INC.
                        Notes to the Consolidated Financial Statements
                                     September 30, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Dated: December 22, 2005

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


Date: December 22, 2005


/s/ Steve Krakonchuk
---------------------
Steve Krakonchuk
Chief Executive Officer

                 CERTIFICATION PURSUANT TO SECTION 906

                             CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                          UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Versatech, Inc. (the "Company"), in his capacity and as of the date set forth below, does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended
September 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that to his knowledge:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 22, 2005
                                      /s/ STEVE KRAKONCHUK
                                      ------------------------
                                      Steve Krakonchuk
                                      President and Chief Executive Officer





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