Form 10-K
period 2012-12-31
VERSATECH USA
filed 2013-05-13
CIK 933954

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 33-91240

VERSATECH USA

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0330263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 632 - 22337 Pacific Coast Highway.

Malibu, CA 90265

(Address of Principal Executive Offices & Zip Code)

310-291-5687

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchanges on which registered
(None)	(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock (Par Value $.0003 Per Share)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year, ending December 31, 2005, were $nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of 12/31/05, was $64,611.

This issuer has not been involved in a bankruptcy proceeding during the last five years.

As of April 20, 2006 the issuer has 21,536,974 outstanding shares of its $.0003 par value Common Stock.

Transition Small Business Disclosure Format (check one) Yes ☐    No ☒

PART I

ITEM 1 - BUSINESS

Versatech USA (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1994, under the name D.H. Marketing & Consulting, Inc. On March 22, 2000, the Company changed its name to Versatech, Inc. On May 2, 2003, the Company changed its name to Versatech USA.

Versatech USA has marketed its Unitropin product directly to customers via its website, www.unitropin.com, and via wholesale distributors and retail outlets. Unitropin is manufactured for the Company by Garden State Nutritionals. Unitropin is a proprietary label mix of herbs, vitamins and adaptogens that the Company believes increases the body's own production of human growth hormone, which declines as we age. The Company has continued to market the Unitropin product on a limited basis since 2002.

Item 1A. Risk Factors

We are in the retail business and we expect to incur operating losses for the foreseeable future.

We were incorporated on September 8, 1994, and have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by retail companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of products and marketing programs that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to production, inventory, and marketing; and additional costs and expenses that may exceed current estimates. Prior to completion of our marketing, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if sales are not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $11,187,932 for the period from inception (September 8, 1994) to December 31, 2012. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products. These factors raise substantial doubt that we will be able to continue as a going concern. Management expresses substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties in retail, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by retail companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the production and the marketing plans that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to target marketing, and additional costs and expenses that may exceed current estimates. If the results of our marketing program do not reveal viable profitability, we may decide to abandon certain product lines.

Based on consumer demand, the growth and demand for our products.

Our success will be dependent on the growth of demand for our products. If consumer demand is unaware of our products due to poor marketing, or competitors have superior pricing, our ability to generate revenue may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our current officers and directors currently devotes little time per week providing services to the company. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without a demonstrated operating history, the marketability of our products, or the retention or loss of key management. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There have been thin volumes of trading of our common stock. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

*	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

*	announcements of sales or other business initiatives by our competitors;

*	fluctuations in revenue from our business as new products come to market;

*	changes in the market for our products or in the capital markets generally;

*	quarterly variations in our revenues and operating expenses;

*	changes in the valuation of similarly situated companies, both in our industry and in other industries;

*	changes in analysts' estimates affecting us, our competitors or our industry;

*	changes in the accounting methods used in or otherwise affecting our industry;

*	additions and departures of key personnel;

*	fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the production costs of our products and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THETRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company’s offices are located at Suite 632 - 22337 Pacific Coast Highway, Malibu, CA 90265

ITEM 3 - LEGAL PROCEEDING

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2012, no matters were submitted to the Security Holders for their approval.

PART II- OTHER INFORMATION

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information - The Company's Common Stock was quoted on the OTC electronic Bulletin Board under the symbol "VITC" since March 27, 2000 when the Company's name changed to Versatech USA Prior to March 27, 2000, the Company's trading symbol was "DHMG".

No Public Market for Common Stock

As of the date of this report we have approximately 570 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generated enough revenues to achieve profitability.

Results of Operations

The Company has continued to market Unitropin through its website. No sales were incurred in either 2012 or 2011.

Currently, the company has new management to work to improve the company’s product hGM Unitropin.

Liquidity and Capital Resources

Our cash balance at December 31, 2012 was $nil with outstanding liabilities of $nil as compared with a cash balance at December 31, 2011 of $nil with outstanding liabilities of $30,000. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Plan of Operation

Our cash balance is $nil and $nil as of December 31, 2012 and 2011, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated limited revenue since inceptions.

This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. There is no assurance we will ever profitability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7 - FINANCIAL STATEMENTS

VERSATECH USA

FINANCIAL STATEMENTS

December 31, 2012 and 2011

To the Board of Directors and Stockholders of VERSATECH USA

NOTICE OF NO AUDITORS’ REVIEW OF FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared by and are the responsibility of the Company’s management.

The Company has no independent auditor. Consequently, Company’s financial statements have not been reviewed or audited by an independent auditor in accordance with standards established by the Association of Institute of Certified Professional Accountant of the United States.

VERSATECH USA

VERSATECH USA

 Balance Sheets

 As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
	$—	$—

LIABILITITES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	—	30,000
TOTAL CURRENT LIABILITIES	—	30,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; issued and outstanding 51,536,974 as at December 31, 2012 and 21,536,974 as at December 31, 2012	51,537	21,537
Additional paid-in capital	11,152,411	11,152,411
Treasury stock	(36,016)	(36,016)
Retained Earnings	(11,187,932)	(11,167,932)
	—	(30,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying notes are and integral part of these financial statements.

VERSATECH USA

 Statements of Operations

	For the year ended December 31
	2012	2011
SALES	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	765

OPERATING EXPENSES
General and administration expenses	20,000	30,000
Total Operating Expenses	20,000	30,000

INCOME (LOSS BEFORE INCOME TAXES)	(20,000)	(30,000)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(20,000)	$(30,000)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	37,289.599	21,536,974

The accompanying notes are an integral part of these financial statements.

VERSATECH USA

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

for the Years Ended December 31, 2012 and 2011

	Common Stock
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total Equity

Balance, December 31, 2010	21,536,674	$21,537	$11,152,411	$(36,016)	$(11,137,932)	$—
Income(Loss) for period	—	—		—	(30,000)	(30,000)

Balance, December 31, 2011	21,536,974	21,537	11,152,411	(36,016)	(11,167,932	(30,000)
Shares issued for services at $0.001 per share	50,000,000	50,000	—	—	—	50,000
Income(Loss) for period					(20,000)	(20,000)
Balance, December 31, 2012	71,536,674	$71,537	$11,152,411	$(36,016)	$(11,187,932)	$—

The accompanying notes are and integral part of these financial statements.

VERSATECH USA

 Statements of Cash Flow

 For the years ended December 31, 2012 and 2011

	For the year ended December 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,000)	$(30,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities	50,000	—
Stock issued for services
Increase (decrease) in Accrued expenses	(30,000)	30,000
Net Cash Provided (Used) by Operating Activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided (Used) by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided (Used) by Financing Activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS
Beginning	—	—
Ending	$—	$—
		—
Supplemental Disclosures of Cash Flow Information:

Stock issued for relief of notes payable and accrued expenses	$50,000	$—
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are and integral part of these financial statements.

VERSATECH USA

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of Business

Versatech USA (formerly D H Marketing & Consulting Inc.), a New York corporation, was organized on January 4, 1994, and was actively engaged in business operations through September 29, 1994, when the Company merged with D. H. Marketing & Consulting, Inc., a Nevada corporation, incorporated under the laws of the State of Nevada on September 8, 1994, for the purpose of acquiring D. H. Marketing, New York. The Company changed its name from D H Marketing & Consulting, Inc. to Versatech USA on March 15, 2000.

On December 30, 1997 the Company completed a share exchange with Universal Network, Inc. (UNI), wherein the Company issued 1,900,123 shares of common stock for the remaining 76% interest in UNI, thus making UNI a wholly owned subsidiary of the Company. UNI was engaged in the sale and distribution of fine art, jewelry, bank notes and other collectables. In 1998 the Company added new consumable products such as skin care, juice and an all-natural dietary supplement. UNI distributes its products to distributors of the Company using direct selling as well as traditional marketing methods (i.e.TV, radio media and the internet).

b. Principles of Consolidation

The consolidated financial statements include the accounts of Versatech USA, its wholly-owned subsidiaries Financial Communication Services, Inc. (FCS) and Universal Network, Inc. (UNI).All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

e. Provision for Income taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $11.6 million that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2009. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

The deferred tax liability and the valuation account are as follows at December 31, 2012 and 2011.

Deferred tax asset:	December 31, 2012	December 31, 2011
NOL Carryforward	$3,982,819	$3,945,838
Valuation allowance	(3,982,819)	(3,945,838)
	$—	$—

VERSATECH USA

Notes to the Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Use of Estimates

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

g. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is equal to primary earnings per share.

h. Fair Value of Financial Instruments – ASC 820

“Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

VERSATECH USA

Notes to the Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011:

Fair Value Measurement at December 31, 2005
	Level 1	Level 2	Level 3
Liabilities
Obligations	$—	$—	$—
	$—	$—	$—

Fair Value Measurement at December 31, 2004
	Level 1	Level 2	Level 3
Liabilities
Obligations	$—	$—	$—
	$—	$—	$—

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2011 and 2012, the President did services valued at $50,000. On April 25, 2012, the Company issued its President 50,000,000 shares at $0.001 per share in exchange for these services.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses, is lacking working capital and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to discontinue or reevaluate the marketing of its dietary supplements and entertain new business ventures or seek a merger candidate. Management also plans to raise additional funds through a private placement of its common stock.

NOTE 4 - SUBSEQUENT EVENTS

There are no subsequent events through the date of the issuance of the financial statements that would warrant further disclosures.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X

ITEM 8A - CONTROLS AND PROCEDURES

The Registrant's principal executive officer, responsible for both operational and financial matters, has under taken sufficient action regarding the effectiveness of the Registrant's disclosure controls and procedures and believes such controls and procedures to be adequate.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

Director Name (Age)	Since	Principal Occupation for various years
Joe Arcaro (46)	2012	Mr. Arcaro was appointed a director in 2012. Mr. Arcaro has been in the brokerage and venture capital industry for the last15 years.

EXECUTIVE OFFICERS

The executive officer of the Company is elected annually at the annual meeting of the Company's Board of Directors held after each annual meeting of the shareholders. Each executive officer of the Company holds office until a successor is duly elected and qualified, or until death or resignation or removal in the manner provided by the Company's bylaws.

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

SUMMARY COMPENSATION TABLE

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Joe Arcaro	CEO and	2012	$0	$0	$0	$0	$0	$0	$0
	Director	2011	$0	$0	$0	$0	$0	$0	$0

Compensation of Directors

Directors who are employees do not receive additional compensation for service as directors. Other directors do not receive any compensation for meetings attended or conducted via telephone conference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of December 31, 2005, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Common Stock(1)
Common Stock	Joe Arcaro (1), (2) Suite 632 - 22337 Pacific Coast Highway. Malibu, CA 90265	50,000,000	69.9%
Common Stock	Officer and/or director as a Group	50,000,000	69.9%
Common Stock	Holders of More than 5% of Our Common Stock	3,930,000	5.5%

(1)	Officer of the Company

(2)	Director of the Company

(3)	Less than 1%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Company's affairs. A Shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Description

None

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the year ended December 31, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board has not appointed an auditor, in addition our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. Accordingly, we do not rely on pre-approval policies and procedures.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2013	VERSATECH USA

	By:	/s/ Joe Arcaro
Joe Arcaro, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 6, 2013	VERSATECH USA

	By:	/s/ Joe Arcaro
Joe Arcaro,, Chief Financial Officer (Principal Accounting Officer)

