Form 10-K/A
period 2012-12-31
VERSATECH USA
filed 2013-05-17
CIK 933954

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed to amend the Current Report on Form 10-K previously filed by Versatech USA on May 13, 2013, because we were unable to upload the XBRL exhibits.

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

